Form 10-Q
period 2021-06-30
CM Life Sciences III Inc.
filed 2021-08-16
CIK 1843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2021

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

As of August 16, 2021, 55,200,000 shares of Class A common stock, par value $0.0001 per share, and 13,800,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CM LIFE SCIENCES III INC.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Unaudited Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and for the period from January 25, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021 and for the period from January 25, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the period from January 25, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CM LIFE SCIENCES III INC.

UNAUDITED BALANCE SHEET

Assets:
Current assets:
Cash	$1,176,974
Prepaid expenses	153,351
Total current assets	1,330,325
Investments held in Trust Account	552,007,459
Total Assets	$553,337,784

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$44,029
Accrued expenses	70,000
Franchise tax payable	84,433
Total current liabilities	198,462
Deferred underwriting commissions	19,320,000
Derivative warrant liabilities	61,604,799
Total Liabilities	81,123,261

Commitments and contingencies

Class A common stock, $0.0001 par value; 46,721,452 shares subject to possible redemption at $10.00 per share	467,214,520

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 8,478,548 shares issued and outstanding (excluding 46,721,452 shares subject to possible redemption)	848
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 13,800,000 shares issued and outstanding	1,380
Additional paid-in capital	36,838,090
Accumulated deficit	(31,840,315)
Total Stockholders’ Equity	5,000,003
Total Liabilities and Stockholders’ Equity	$553,337,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM JANUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	For the Three Months Ended	For the Period From January 25, 2021 (Inception) Through
	June 30,	June 30,
	2021	2021
General and administrative costs	$150,886	$151,637
Franchise tax expenses	48,768	84,434
Loss from operations	(199,654)	(236,071)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	(1,042,104)	(1,042,104)
Change in fair value of derivative warrant liabilities	(15,356,267)	(15,356,267)
Income from investments held in Trust Account	7,459	7,459
Loss upon issuance of private placement warrants	(15,213,332)	(15,213,332)
Total other income (expenses)	(31,604,244)	(31,604,244)
Net loss	$(31,803,898)	$(31,840,315)

Weighted average shares outstanding of Class A common stock	55,200,000	55,200,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	13,641,758	13,016,327
Basic and diluted net loss per share, Class B common stock	$(2.33)	$(2.45)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM JANUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 25, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	13,800,000	1,380	23,620	-	25,000
Net loss	-	-	-	-	-	(36,417)	(36,417)
Balance - March 31, 2021	-	-	13,800,000	1,380	23,620	(36,417)	(11,417)
Sale of units in initial public offering, less fair value of derivative warrant liabilities	55,200,000	5,520	-	-	533,999,280	-	534,004,800
Offering costs	-	-	-	-	(29,974,962)	-	(29,974,962)
Class A common stock subject to possible redemption	(46,721,452)	(4,672)	-	-	(467,209,848)	-	(467,214,520)
Net loss	-	-	-	-	-	(31,803,898)	(31,803,898)
Balance - June 30, 2021	8,478,548	$848	13,800,000	$1,380	$36,838,090	$(31,840,315)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(31,840,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	1,042,104
Income from investments held in Trust Account	(7,459)
Change in the fair value of derivative warrant liabilites	15,356,267
Loss upon issuance of private placement warrants	15,213,332
Changes in operating assets and liabilities:
Prepaid expenses	(153,351)
Accounts payable	44,029
Franchise tax payable	84,433
Net cash used in operating activities	(260,960)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(552,000,000)
Net cash used in investing activities	(552,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	149,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	552,000,000
Proceeds received from private placement	13,040,000
Offering costs paid	(11,551,066)
Net cash provided by financing activities	553,437,934

Net change in cash	1,176,974

Cash - beginning of the period	-
Cash - end of the period	$1,176,974

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$25,000
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$51,000
Deferred underwriting commissions in connection with the initial public offering	$19,320,000
Initial value of Class A common stock subject to possible redemption	$482,750,970
Change in value of Class A common stock subject to possible redemption	$15,536,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

CM Life Sciences III Inc. (the “Company”) is a blank check company incorporated as a Delaware corporation on January 25, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 25, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is CMLS Holdings III LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 6, 2021. On April 9, 2021, the Company consummated its Initial Public Offering of 55,200,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 7,200,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $552.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting fees (see Note 3).

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

Upon the closing of the Initial Public Offering and the Private Placement, $552.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which will be invested only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the distribution of the Trust Account as described below.

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

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On August 5, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with EQRx, Inc., a Delaware corporation (“EQRx”), and Clover III Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”).

Business Combination

Pursuant to the terms of the Merger Agreement, the Company will acquire EQRx through the merger of Merger Sub with and into EQRx, with EQRx surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will be renamed.

The Merger and the other transactions contemplated by the Merger Agreement (collectively, the “EQRx Business Combination”) were approved by the boards of directors of each of the Company and EQRx.

The EQRx Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by EQRx’s and the Company’s stockholders and the satisfaction of certain other customary closing conditions.

Business Combination Consideration

At the effective time of the Merger (the “Effective Time”), each share of EQRx’s common stock and preferred stock (collectively, “EQRx Capital Sock”) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically deemed for all purposes to represent the right to receive a portion of the total consideration, with each EQRx’s stockholder (as applicable) being entitled to receive a number of shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”) equal to: (x) such EQRx stockholder’s total shares of EQRx Capital Stock multiplied by (y) the number equal to the final quotient of: (i) $3,650,000,000 divided by (ii) 10 divided by (iii) the Aggregate Company Share Amount (as defined in the Merger Agreement).

In addition, at the Effective Time, each outstanding option to purchase EQRx Capital Stock will be rolled over into options to purchase Class A Common Stock, as further set forth in and in accordance with the terms of the Merger Agreement; and each outstanding EQRx restricted stock award will be cancelled and converted into restricted stock awards of Class A Common Stock calculated in accordance with the terms of the Merger Agreement.

Refer to the Company’s current report on Form 8-K, filed with the SEC on August 6, 2021, for more information.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.2 million in cash, and working capital of approximately $1.2 million.

The Company’s liquidity needs through June 30, 2021 were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $156,000 under the Note (as defined in Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. Subsequent to March 31, 2021, the Company borrowed an additional amount of $44,000, for a total of $200,000 outstanding balance under the Note. On April 9, 2021, the Company repaid the Note in full and borrowings under the Note are no longer available. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 and for the period from January 25, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on April 8, 2021 which contains the audited financial statements and the notes thereto.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;;

●	Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly; and

●	Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 46,721,452 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement Warrants to purchase 19,733,333 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Period From January 25, 2021 (Inception) Through June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$7,459	$7,459
Less: Company’s portion available to be withdrawn to pay taxes	(7,459)	(7,459)
Net income attributable to Class A common stock	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	55,200,000	55,200,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net loss minus net income allocable to Class A common stock
Net income (loss)	$(31,803,898)	$(31,840,315)
Net income allocable to Class A common stock	-	-
Net loss attributable to Class B common stock	$(31,803,898)	$(31,840,315)
Denominator: Weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	13,641,758	13,016,327
Basic and diluted net loss per share, Class B common stock	$(2.33)	$(2.45)

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On February 4, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 11,500,000 Class B common stock, par value $0.0001 (the “Founder Shares”). In February 2021, the Sponsor transferred 25,000 Founder Shares to each of Mr. Henry, Mr. Owusu-Kesse, Mr. Robins and Dr. Robins. On April 6, 2021, the Company effected a 1.2:1 stock split of the Class B common stock, resulting in the Sponsor holding an aggregate of 13,700,000 Founder Shares and there being an aggregate of 13,800,000 Founder Shares outstanding. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. Of these, up to 1,800,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters exercised the over-allotment option in full on April 7, 2021 and closed the purchase of the additional units on April 9, 2021; thus, these 1,800,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On February 4, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing, unsecured and is due upon the closing of the Initial Public Offering. As of March 31, 2021, the Company borrowed $156,000 under the Note. Subsequent to March 31, 2021, the Company borrowed an additional amount of $44,000, for a total of $200,000 outstanding balance under the Note. On April 9, 2021, the Company repaid the Note in full. As of June 30, 2021, the Note was no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 7 — Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there was no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 8,478,548 shares of Class A common stock issued and outstanding, excluding 46,721,452 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. As of June 30, 2021, there were 13,800,000 shares of Class B common stock issued and outstanding.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 — Derivative Warrant Liabilities

As of June 30, 2021, there were 11,040,000 and 8,693,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will account for the 19,733,333 warrants issued in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a ’‘fixed-for-fixed’’ option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets: Investments in Trust Account
U.S. Treasury securities	$552,007,459	$-	$-
Derivative Warrant Liabilities:
Public Warrants	$28,483,200	$-	$-
Private Placement Warrants	$-	$-	$33,121,599

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended June 30, 2021 and for the period from January 25, 2021 (inception) through June 30, 2021.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 1 instruments include investments in U.S Treasury Securities invested in government securities and, as of June 30, 2021, the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of the Public Warrants at June 30, 2021 is measured utilizing the listed trading price.

The Company utilizes a Monte Carlo model to estimate the fair value of the Private Placement Warrants at each reporting period. The Company recognized a loss of $15,213,000 for the derivative warrant liabilities upon their issuance on April 9, 2021. The Sponsor paid an aggregate of $13,040,000 for Private Placement Warrants with an initial aggregate fair value of $28,253,000.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The following tables provide quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	Initial Fair Value	As of June 30, 2021
Exercise price	$11.50	$11.50
Unit price	$10.00	$10.32
Volatility	23.7% - 41.0%	31.9% - 42.0%
Term (years)	5.98	5.75
Risk-free rate	1.09%	0.99%
Dividend yield	0.0%	0.0%

The activity of derivative warrant liabilities, classified as Level 3, for the period from January 25, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 25, 2021 (inception)	$-
Level 3 Warrant liabilities at March 31, 2021	-
Issuance of Public and Private Warrants	46,248,532
Transfer of Public Warrants to Level 1	(17,995,200)
Change in fair value of warrant liabilities	4,868,267
Level 3 Warrant liabilities at June 30, 2021	33,121,599

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review, except as set forth above in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CM Life Sciences III Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On August 5, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with EQRx, Inc., a Delaware corporation (“EQRx”), and Clover III Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Merger Sub”). Pursuant to the terms of the Merger Agreement, we will acquire EQRx through the merger of Merger Sub with and into EQRx, with EQRx surviving as our wholly-owned subsidiary (the “Merger”). In connection with the Merger, the Company will be renamed.

The Merger and the other transactions contemplated by the Merger Agreement (collectively, the “EQRx Business Combination”) were approved by the boards of directors of each of the Company and EQRx. The EQRx Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by EQRx’s and our stockholders and the satisfaction of certain other customary closing conditions.

Business Combination Consideration

At the effective time of the Merger (the “Effective Time”), each share of EQRx’s common stock and preferred stock (collectively, “EQRx Capital Sock”) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically deemed for all purposes to represent the right to receive a portion of the total consideration, with each EQRx’s stockholder (as applicable) being entitled to receive a number of shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”) equal to: (x) such EQRx stockholder’s total shares of EQRx Capital Stock multiplied by (y) the number equal to the final quotient of: (i) $3,650,000,000 divided by (ii) 10 divided by (iii) the Aggregate Company Share Amount (as defined in the Merger Agreement).

In addition, at the Effective Time, each outstanding option to purchase EQRx Capital Stock will be rolled over into options to purchase Class A Common Stock, as further set forth in and in accordance with the terms of the Merger Agreement; and each outstanding EQRx restricted stock award will be cancelled and converted into restricted stock awards of Class A Common Stock calculated in accordance with the terms of the Merger Agreement.

Refer to the Company’s current report on Form 8-K, filed with the SEC on August 6, 2021, for more information.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.2 million in cash, and working capital of approximately $1.1 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on behalf of us in exchange for issuance of the Founder Shares, and loan proceeds from the Sponsor of $156,000 under the Note. Subsequent to March 31, 2021, we borrowed an additional amount of $40,000, for a total of $200,000 outstanding balance under the Note. On April 9, 2021, we repaid the Note in full and borrowings under the Note are no longer available. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation and the preparation for the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $31.8 million, which consisted of approximately $151,000 in general and administrative expenses, approximately $49,000 of franchise tax expense, approximately $1.0 million of offering costs associated with the derivative warrant liabilities, $15.4 million of non-operating loss from the change in fair value of the derivative warrant liabilities, and $15.2 million of loss upon issuance of private placement warrants, partially offset by approximately $7,000 in income from investments held in the Trust Account.

For the period from January 25, 2021 (inception) through June 30, 2021, we had a net loss of approximately $31.8 million, which consisted of approximately $152,000 in general and administrative expenses, approximately $84,000 of franchise tax expense, approximately $1.0 million of offering costs associated with the derivative warrant liabilities, $15.4 million of non-operating loss from the change in fair value of the derivative warrant liabilities, and $15.2 million of loss upon issuance of private placement warrants, partially offset by approximately $7,000 in income from investments held in the Trust Account.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 46,721,452 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement Warrants to purchase 19,733,333 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s misclassification of the Warrants as derivative liabilities measured at fair value (as described more fully in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates — Derivatives Warrant Liabilities” above), our disclosure controls and procedures were not effective as of June 30, 2021.

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

We identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

CM LIFE SCIENCES III INC.

By:	/s/ Eli Casdin
Name:	Eli Casdin
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Brian Emes
Name:	Brian Emes
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)