Form 10-Q
period 2021-09-30
CM Life Sciences III Inc.
filed 2021-11-15
CIK 1843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2021

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

As of November 15, 2021, 55,200,000 shares of Class A common stock, par value $0.0001 per share, and 13,800,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CM LIFE SCIENCES III INC.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and for the period from January 25, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from January 25, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the period from January 25, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$2,085,607
Prepaid expenses	87,249
Total current assets	2,172,856
Investments held in Trust Account	552,015,433
Total Assets	$554,188,289

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$21,251
Accrued expenses	1,963,764
Franchise tax payable	134,296
Total current liabilities	2,119,311
Deferred underwriting commissions	19,320,000
Derivative warrant liabilities	52,922,132
Total Liabilities	74,361,443

Commitments and contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 55,200,000 shares at $10.00 per share	552,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 13,800,000 shares issued and outstanding	1,380
Additional paid-in capital	-
Accumulated deficit	(72,174,534)
Total Stockholders’ Deficit	(72,173,154)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$554,188,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the Three Months Ended September 30, 2021	For the Period From January 25, 2021 (Inception) Through September 30, 2021
General and administrative costs	$2,132,453	$2,284,090
Franchise tax expenses	49,863	134,297
Loss from operations	(2,182,316)	(2,418,387)
Other income (expenses):
Offering costs associated with derivative warrant liabilities, net	35,990	(1,006,114)
Change in fair value of derivative warrant liabilities	8,682,667	(6,673,600)
Income from investments held in Trust Account	7,974	15,433
Loss upon issuance of private placement warrants	-	(15,213,332)
Total other income (expenses)	8,726,631	(22,877,613)
Net income (loss)	$6,544,315	$(25,296,000)

Weighted average number of shares outstanding of Class A common stock, basic and diluted	55,200,000	40,418,410
Basic and diluted net income per share, Class A common stock	$0.09	$(0.47)
Weighted average number outstanding of Class B common stock, basic	13,800,000	13,317,992
Basic net income per share, Class B common stock	$0.09	$(0.47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 25, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	13,800,000	1,380	23,620	-	25,000
Net loss	-	-	-	-	-	(36,417)	(36,417)
Balance - March 31, 2021 (unaudited)	-	-	13,800,000	1,380	23,620	(36,417)	(11,417)
Accretion to Class A common stock subject to possible redemption amount	-	-	-	-	(23,620)	(47,946,543)	(47,970,163)
Net loss	-	-	-	-	-	(31,803,898)	(31,803,898)
Balance - June 30, 2021 (unaudited)	-	-	13,800,000	1,380	-	(79,786,858)	(79,785,478)
Accretion to Class A common stock subject to possible redemption amount	-	-	-	-	-	1,068,009	1,068,009
Net income	-	-	-	-	-	6,544,315	6,544,315
Balance - September 30, 2021 (unaudited)	-	$-	13,800,000	$1,380	$-	$(72,174,534)	$(72,173,154)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(25,296,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	1,006,114
Income from investments held in Trust Account	(15,433)
Change in the fair value of derivative warrant liabilities	6,673,600
Loss upon issuance of private placement warrants	15,213,332
Changes in operating assets and liabilities:
Prepaid expenses	(87,249)
Accrued Expenses	1,893,764
Accounts payable	21,250
Franchise tax payable	134,296
Net cash used in operating activities	(456,326)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(552,000,000)
Net cash used in investing activities	(552,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	149,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	552,000,000
Proceeds received from private placement	13,040,000
Offering costs paid	(11,551,067)
Underwriter fee reimbursement	1,104,000
Net cash provided by financing activities	554,541,933

Net change in cash	2,085,607

Cash - beginning of the period	-
Cash - end of the period	$2,085,607

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$25,000
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$51,000
Deferred underwriting commissions in connection with the initial public offering	$19,320,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 25, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On August 5, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with EQRx, Inc., a Delaware corporation (“EQRx”), and Clover III Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). On October 28, 2021, the Company entered into an amendment (the “Amendment”) to the Merger Agreement.

Business Combination

Pursuant to the terms of the Merger Agreement, the Company will acquire EQRx through the merger of Merger Sub with and into EQRx, with EQRx surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will be renamed. Pursuant to the Amendment, in addition to our stockholders’ approval of our second amended and restated certificate of incorporation (the “Proposed Charter”) under our governing documents and applicable law, the parties agreed to a mutual closing condition that the Proposed Charter shall have been approved at the Special Meeting (as defined in the Merger Agreement) by the affirmative vote of the holders of a majority of the shares of the Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”) then outstanding and entitled to vote thereon at the Special Meeting, voting separately as a single series.

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

Business Combination Consideration

At the effective time of the Merger (the “Effective Time”), each share of EQRx’s common stock and preferred stock (collectively, “EQRx Capital Sock”) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically deemed for all purposes to represent the right to receive a portion of the total consideration, with each EQRx’s stockholder (as applicable) being entitled to receive a number of shares of Class A Common Stock equal to: (x) such EQRx stockholder’s total shares of EQRx Capital Stock multiplied by (y) the number equal to the final quotient of: (i) $3,650,000,000 divided by (ii) 10 divided by (iii) the Aggregate Company Share Amount (as defined in the Merger Agreement).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $2.1 million in cash, and working capital of approximately $54,000.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liquidity needs through September 30, 2021 were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of $156,000 under the Note (as defined in Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. Subsequent to March 31, 2021, the Company borrowed an additional amount of $44,000, for a total of $200,000 outstanding balance under the Note. On April 9, 2021, the Company repaid the Note in full and borrowings under the Note are no longer available. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans (as defined in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 and for the period from January 25, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on April 8, 2021 which contains the audited financial statements and the notes thereto.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A Common Stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A Common Stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A Common Stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the carrying value of the redeemable shares of Class A Common Stock at the Initial Public Offering resulted in a decrease of approximately $21.3 million in additional paid-in capital and an increase of approximately $47.9 million to accumulated deficit as of April 9, 2021, as well as a reclassification of 6,924,903 shares of Class A Common Stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on June 2, 2021 and Form 10-Q filed with the SEC on August 16, 2021 will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed consolidated balance sheet as of June 30, 2021, is a reclassification of $84.8 million, from total stockholders’ equity to Class A Common Stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A Common Stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly; and

●	Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A Common Stock issued were charged against the carrying value of the shares of Class A Common Stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 55,200,000 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,733,333 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Period From January 25, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$5,235,452	$1,308,863	$(19,026,658)	$(6,269,343)

Denominator:
Basic and diluted weighted average common stock outstanding	55,200,000	13,800,000	40,418,410	13,317,992

Basic and diluted net income (loss) per common stock	$0.09	$0.09	$(0.47)	$(0.47)

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

Note 3 - Initial Public Offering

On April 9, 2021, the Company consummated its Initial Public Offering of 55,200,000 Units, including 7,200,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $552.0 million, and incurring offering costs of approximately $31.0 million, of which approximately $19.3 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A Common Stock and one-fifth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

Founder Shares

On February 4, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 11,500,000 shares (the “Founder Shares”) of Class B common stock, par value $0.0001 (“Class B Common Stock”). In February 2021, the Sponsor transferred 25,000 Founder Shares to each of Mr. Henry, Mr. Owusu-Kesse, Mr. Robins and Dr. Robins. On April 6, 2021, the Company effected a 1.2:1 stock split of the Class B Common Stock, resulting in the Sponsor holding an aggregate of 13,700,000 Founder Shares and there being an aggregate of 13,800,000 Founder Shares outstanding. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. Of these, up to 1,800,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters exercised the over-allotment option in full on April 7, 2021 and closed the purchase of the additional units on April 9, 2021; thus, these 1,800,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note - Related Party

On February 4, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing, unsecured and is due upon the closing of the Initial Public Offering. As of March 31, 2021, the Company borrowed $156,000 under the Note. Subsequent to March 31, 2021, the Company borrowed an additional amount of $44,000, for a total of $200,000 outstanding balance under the Note. On April 9, 2021, the Company repaid the Note in full. As of September 30, 2021, the Note was no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 6 - Commitments and Contingencies

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of September 30, 2021, there were 55,200,000 shares of Class A Common Stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheet.

The Class A Common Stock subject to possible redemption reflected on the condensed consolidated balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$552,000,000
Less:
Fair value of Public Warrants at issuance	(17,995,200)
Offering costs allocated at Class A Common Stock subject to possible redemption	(28,906,954)
Plus:
Accretion on Class A Common Stock subject to possible redemption	46,902,154
Class A Common Stock subject to possible redemption	$552,000,000

Note 8 - Stockholders’ Deficit

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2021, there were 55,200,000 Class A Common Stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of September 30, 2021, there were 13,800,000 shares of Class B Common Stock issued and outstanding.

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

Note 9 - Derivative Warrant Liabilities

As of September 30, 2021, there were 11,040,000 and 8,693,333 Public Warrants and Private Placement Warrants outstanding, respectively.

Each whole Public Warrant will entitle the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination (excluding any issuance of Forward Purchase Shares) at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “- Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $18.00” and under “- Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “- Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets: Investments in Trust Account
U.S. Treasury securities	$552,015,433	$-	$-
Derivative Warrant Liabilities:
Public Warrants	$23,625,600	$-	$-
Private Placement Warrants	$-	$-	$29,296,532

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the period from January 25, 2021 (inception) through September 30, 2021.

Level 1 instruments include investments in U.S Treasury Securities invested in U.S. government securities and, as of September 30, 2021, the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of the Public Warrants as of September 30, 2021 is measured utilizing the listed trading price.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants at each reporting period. The Company recognized a loss of approximately $15,213,000 for the derivative warrant liabilities upon their issuance on April 9, 2021. The Sponsor paid an aggregate of $13,040,000 for Private Placement Warrants with an initial aggregate fair value of approximately $28,253,000.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The following tables provide quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2021	As of September 30, 2021
Exercise price	$11.50	$11.50
Unit price	$10.00	$9.92
Volatility	23.7% - 41.0%	29.8% - 42.0%
Term (years)	5.98	5.25
Risk-free rate	1.09%	1.02%
Dividend yield	0.0%	0.0%

The activity of derivative warrant liabilities, classified as Level 3, for the period from January 25, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 25, 2021 (inception)	$-
Derivative warrant liabilities at March 31, 2021	-
Issuance of Public and Private Warrants	46,248,532
Transfer of Public Warrants to Level 1	(17,995,200)
Change in fair value of warrant liabilites	4,868,267
Derivative warrant liabilities at June 30, 2021	33,121,599
Change in fair value of warrant liabilites	(3,825,067)
Derivative warrant liabilities at September 30, 2021	$29,296,532

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors, including any forward purchase shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Company’s Class B common stock, $0.0001 par value per share (“Class B Common Stock”), resulted in the issuance of the Company’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”), on a greater than one-to-one basis upon conversion of the Class B Common Stock;

●	may subordinate the rights of holders of Class A Common Stock if shares of preferred stock are issued with rights senior to those afforded our Class A Common Stock;

●	could cause a change in control if a substantial number of shares of our Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Common Stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Amendment to Merger Agreement

On October 28, 2021, we entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Amendment, in addition to our stockholders’ approval of our second amended and restated certificate of incorporation (the “Proposed Charter”) under our governing documents and applicable law, the parties agreed to a mutual closing condition that the Proposed Charter shall have been approved at the Special Meeting (as defined in the Merger Agreement) by the affirmative vote of the holders of a majority of the shares of the Class A Common Stock then outstanding and entitled to vote thereon at the Special Meeting, voting separately as a single series.

Business Combination Consideration

At the effective time of the Merger (the “Effective Time”), each share of EQRx’s common stock and preferred stock (collectively, “EQRx Capital Sock”) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically deemed for all purposes to represent the right to receive a portion of the total consideration, with each EQRx’s stockholder (as applicable) being entitled to receive a number of shares of Class A Common Stock equal to: (x) such EQRx stockholder’s total shares of EQRx Capital Stock multiplied by (y) the number equal to the final quotient of: (i) $3,650,000,000 divided by (ii) 10 divided by (iii) the Aggregate Company Share Amount (as defined in the Merger Agreement).

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

Refer to the Company’s current reports on Form 8-K, filed with the SEC on August 6, 2021 and October 29, 2021, for more information.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $2.1 million in cash, and working capital of approximately $187,000 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on behalf of us in exchange for issuance of the Founder Shares, and loan proceeds from the Sponsor of $156,000 under the Note. Subsequent to March 31, 2021, we borrowed an additional amount of $40,000, for a total of $200,000 outstanding balance under the Note. On April 9, 2021, we repaid the Note in full and borrowings under the Note are no longer available. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Management has determined that we have access to funds from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation and the preparation for the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $6,544,000, which consisted of income from investments held in the Trust Account of approximately $8,000 and approximately $8,683,000 non-operating gain resulting from the change in fair value of derivative liabilities, approximately $36,000 of offering cost associated with derivative warrant liabilities, offset by approximately $2,132,000 in general and administrative expense and approximately $50,000 in franchise tax expenses.

For the period from January 25, 2021 (inception) through ended September 30, 2021, we had net loss of $25,296,000 which consisted of approximately $1,006,000 offering costs associated with derivative warrant liabilities, approximately $15,213,000 loss upon issuance of private placement warrants, approximately $6,674,000 non-operating gain resulting from the change in fair value of derivative liabilities, approximately $2,284,000 in general and administrative expense and approximately $134,000 in franchise tax expenses, partially offset by income from investments held in the Trust Account of approximately $15,000.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 55,200,000 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated ‘balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,733,333 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. generally accepted accounting principles (“GAAP”). The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated as of September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with GAAP. The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.

During the third quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

PART II - OTHER INFORMATION

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

As a result, the Company’s Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, which provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our Financial Statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

CM LIFE SCIENCES III INC.

By:	/s/ Eli Casdin
Name:	Eli Casdin
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Brian Emes
Name:	Brian Emes
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)