Form 10-Q/A
period 2021-09-30
CM Life Sciences III Inc.
filed 2021-11-23
CIK 1843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 23, 2021, 55,200,000 shares of Class A common stock, par value $0.0001 per share, and 13,800,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to CM Life Sciences III Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of CM Life Sciences III Inc. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “First Amended Filing”).

On November 15, 2021, CM Life Sciences III Inc. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on April 9, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by reclassifying all Class A common stock subject to redemption as temporary equity. This resulted in a revision to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of April 9, 2021 (the “Post IPO Balance Sheet”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Quarterly Report on Form 10-Q/A.

CM LIFE SCIENCES III INC.

Quarterly Report on Form 10-Q/A

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and for the period from January 25, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from January 25, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the period from January 25, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

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

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the Three Months Ended September 30, 2021	For the Period From January 25, 2021 (Inception) Through September 30, 2021
General and administrative costs	$2,132,453	$2,284,090
Franchise tax expenses	49,863	134,297
Loss from operations	(2,182,316)	(2,418,387)
Other income (expenses):
Offering costs associated with derivative warrant liabilities, net	35,990	(1,006,114)
Change in fair value of derivative warrant liabilities	8,682,667	(6,673,600)
Income from investments held in Trust Account	7,974	15,433
Loss upon issuance of private placement warrants	-	(15,213,332)
Total other income (expenses)	8,726,631	(22,877,613)
Net income (loss)	$6,544,315	$(25,296,000)

Weighted average number of shares outstanding of Class A common stock, basic and diluted, as restated	55,200,000	40,418,410
Basic and diluted net income (loss) per share, Class A common stock, as restated	$0.09	$(0.47)
Weighted average number outstanding of Class B common stock, basic, as restated	13,800,000	13,317,992
Basic net income (loss) per share, Class B common stock, as restated	$0.09	$(0.47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CM LIFE SCIENCES III INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 25, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	13,800,000	1,380	23,620	-	25,000
Net loss	-	-	-	-	-	(36,417)	(36,417)
Balance - March 31, 2021 (unaudited)	-	-	13,800,000	1,380	23,620	(36,417)	(11,417)
Accretion to Class A common stock subject to possible redemption amount	-	-	-	-	(23,620)	(47,946,543)	(47,970,163)
Net loss	-	-	-	-	-	(31,803,898)	(31,803,898)
Balance - June 30, 2021 (unaudited), as restated	-	-	13,800,000	1,380	-	(79,786,858)	(79,785,478)
Accretion to Class A common stock subject to possible redemption amount	-	-	-	-	-	1,068,009	1,068,009
Net income	-	-	-	-	-	6,544,315	6,544,315
Balance - September 30, 2021 (unaudited)	-	$-	13,800,000	$1,380	$-	$(72,174,534)	$(72,173,154)

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

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, as reported in the Company’s Form 8-K filed with the SEC on June 2, 2021 (the “Post-IPO Balance Sheet”) and Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and Affected Quarterly Period should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A common stock subject to possible redemption of approximately $69.2 million, a decrease to additional paid-in capital of $21.3 million, an increase to the accumulated deficit of $47.9 million, and the reclassification of 6,924,903 Class A common stock from permanent equity to Class A common stock subject to possible redemption as presented below.

As of April 9, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$553,896,081		$553,896,081
Total liabilities	$66,145,110		$66,145,110
Class A common stock subject to possible redemption	482,750,970	69,249,030	552,000,000
Preferred stock	-	-	-
Class A common stock	692	(692)	-
Class B common stock	1,380	-	1,380
Additional paid-in capital	21,301,795	(21,301,795)	-
Accumulated deficit	(16,303,866)	(47,946,543)	(64,250,409)
Total stockholders’ equity (deficit)	$5,000,001	$(69,249,030)	$(64,249,029)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$553,896,081	$-	$553,896,081

The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$553,337,784		$553,337,784
Total liabilities	$81,123,261		$81,123,261
Class A common stock subject to possible redemption	467,214,520	84,785,480	552,000,000
Preferred stock	-	-	-
Class A common stock	848	(848)	-
Class B common stock	1,380	-	1,380
Additional paid-in capital	36,838,090	(36,838,090)	-
Retained earnings (accumulated deficit)	(31,840,315)	(47,946,543)	(79,786,858)
Total stockholders’ equity (deficit)	$5,000,003	$(84,785,481)	$(79,785,478)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$553,337,784	$-	$553,337,784

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 25, 2021 (inception) through June 30, 2021:

	For the period from January 25, 2021 (inception) through June 30, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$482,750,970	$(482,750,970)	$-
Change in value of Class A common stock subject to possible redemption	$15,536,450	$(15,536,450)	$-

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Period:

	Earnings Per Share for Class A common stock
	As Reported	Adjustment	As Adjusted
Three months ended June 30, 2021
Net loss	$(31,803,898)	$-	$(31,803,898)
Weighted average shares outstanding	55,200,000	(4,852,747)	50,347,253
Basic and diluted earnings per share	$0.00	$(0.50)	$(0.50)
For the period from January 25, 2021 (inception) through June 30, 2021
Net loss	$(31,840,315)	$-	$(31,840,315)
Weighted average shares outstanding	55,200,000	(23,819,178)	31,380,822
Basic and diluted earnings per share	$0.00	$(0.72)	$(0.72)

	Earnings Per Share for Class B common stock
	As Reported	Adjustment	As Adjusted
Three months ended June 30, 2021
Net loss	$(31,803,898)	$-	$(31,803,898)
Weighted average shares outstanding	13,641,758	-	13,641,758
Basic and diluted earnings per share	$0.23	$(0.73)	$(0.50)
For the period from January 25, 2021 (inception) through June 30, 2021
Net loss	$(31,840,315)	$-	$(31,840,315)
Weighted average shares outstanding	13,016,327	-	13,016,327
Basic and diluted earnings per share	$(2.33)	$1.61	$(0.72)

CM LIFE SCIENCES III INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation and the preparation for the Initial Public Offering and, following the Initial Public Offering, our identification and evaluation of prospective acquisition targets for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to the Company’s accounting for complex financial instruments. This material weakness resulted in the restatement of the Company’s balance sheet as of April 9, 2021, and its interim financial statements for the quarter ended June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q/A are any of the risks described in the final prospectus for the Initial Public Offering as filed with the SEC on April 8, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Form 10-Q/A, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q/A.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of November 2021.

CM LIFE SCIENCES III INC.

By:	/s/ Eli Casdin
Name:	Eli Casdin
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Brian Emes
Name:	Brian Emes
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)