Form 10-K
period 2021-12-31
EQRx, Inc.
filed 2022-03-23
CIK 1843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-40312

EQRx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1691173
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
50 Hampshire Street, Cambridge, MA	02139
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (617)315-2255

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common stock, par value $0.0001 per Share Warrants to purchase one share of common stock at an exercise price of $11.50	EQRX EQRXW	The Nasdaq Global Market The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $569.7 million. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's common stock as of March 16, 2022 was 487,632,615.

Documents Incorporated by Reference

None

i

Item 16. Form 10-K Summary	177

Signatures	178

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “EQRx,” “the Company,” “we,” “us,” “our” and similar references refer to EQRx, Inc. together with its consolidated subsidiaries. The EQRx logo and other trademarks or service marks of EQRx, Inc. appearing in this Annual Report on Form 10-K are the property of EQRx, Inc. This Annual Report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K, our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to realize the anticipated benefits from the Business Combination (as defined below), which may be affected by, among other things, the costs of the Business Combination, competition and our ability to grow and manage growth profitably and retain our key employees;
●	the success, cost and timing of our product development activities;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	our ability to maintain our existing license agreements and manufacturing arrangements;
●	our ability to maintain our existing or enter into additional drug engineering collaborations;
●	our ability to compete with other companies currently marketing or engaged in the development of innovative drug candidates, many of which have greater financial and marketing resources than us;
●	our ability to develop and maintain our Global Buyers Club;
●	our ability to locate and acquire complementary products or product candidates and integrate those into our business;
●	the size and growth potential of the markets for our products, and the ability of each to serve those markets, either alone or in partnership with others;
●	changes in applicable laws or regulations;
●	our ability to raise financing in the future;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	our ability to compete effectively in a competitive industry;
●	our ability to protect and enhance our corporate reputation and brand;
●	expectations concerning our relationships and actions with third parties;
●	potential liquidity and trading of our securities;
●	the attraction and retention of qualified directors, officers, employees and key personnel; and
●	the impact of the COVID-19 pandemic on us.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including those set forth under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Additional cautionary statements or discussions of risks and uncertainties that could affect our results or the achievement of the expectations described in forward-looking statements may also be contained in any accompanying prospectus supplement. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this annual report. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. This summary does not address all these risks. These risks are more fully described below under the heading “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. Further, there are additional risks not described below that are either not currently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our securities.

●	We do not have any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable.
●	Our business and pricing model is untested and may never be successful or generate sufficient revenue to lead to profitability.
●	Our business model requires us to scale our pipeline through increasing the number of product candidates that we in-license, discover alone or in partnership, or acquire, and developing such product candidates, which we may be unable to successfully achieve or maintain.
●	Our failure to manage growth effectively could cause our business to suffer and have an adverse effect on our ability to execute our business strategy, as well as operating results and financial condition.
●	We may be unsuccessful in achieving broad market education and acceptance or changing prescribing or purchasing habits of healthcare system participants or keeping up to date with recent developments in the medical field regarding treatment options.
●	We may be unable to continue to attract, acquire and retain third-party collaborators, including payers, collaboration partners and licensors, or may fail to do so in an effective manner. Our collaborations with third-party collaborators are also subject to certain risks.
●	Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially.
●	If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
●	We have never successfully completed the regulatory approval process for any of our product candidates, and we may be unable to do so for any product candidates that we in-license, discover alone or in partnership, acquire or develop.
●	If regulators do not accept data from our license partners generated in other jurisdictions as a basis for regulatory approvals in our target markets, or we experience delays in obtaining data from our license partners, or if we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

●	Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

v

PART I

ITEM 1. BUSINESS

Our mission

Our mission is to improve health for all with great, innovative, affordable medicines so that people with life-changing or chronic conditions can gain access to the medicines they need, physicians can treat patients without barriers to prescribing, and health systems can afford to make those medicines available, without restrictions, to the populations they serve in a financially sustainable manner.

The EQRx business opportunity

Thanks to the powerful tools and technologies of the 21st century, including genome sequencing, proteomics, and genomics, to name a few, society has made tremendous progress in elucidating the drivers of many, but not all, diseases at the molecular mechanism level. It is now possible to engineer innovative molecules around well-known targets, as evidenced by the expanding supply of innovative but overlapping drug candidates with their own intellectual property. For example, there are now 60 Bruton’s tyrosine kinase (BTK) programs and over 160 checkpoint inhibitors in various stages of development. With the proliferation of cutting-edge artificial intelligence (AI), machine-learning and technology enabled experimental drug discovery engineering platforms, this trend is expected to further accelerate, leading to more rapid engineering of potential molecules against disease targets, reducing expensive failure rates and lowering costs of early development.

Yet, unlike other industries where prices fall with technology advances and spur competition, prices for innovative medicines have continued to increase. In 1990, prescription drug expenditure in the United States totalled $40 billion. This expenditure has since increased to over $350 billion in 2020, an almost 9-fold increase, or a 7.5% year-on-year increase over the past 30 years. Global prescription drug spend has increased over 200% from 2000 through 2020 and over 1,500% from 1989 through 2020, with global drug spend in 2021 estimated to be approximately $1 trillion.

Our catalog of more than 10 programs today is estimated to address more than $100 billion of global specialty drug spend by 2026. There is no guarantee that we will identify suitable assets to grow our addressable market and even if we do, we may not be able to acquire these assets or develop them successfully to achieve our targets. Further, our preclinical and early-stage discovery programs may not ever result in clinical development candidates.

As the average annual cost for new cancer therapies continues to increase, many patients struggle with the physical and emotional effects of high out-of-pocket medical costs. The clinical consequences are significant, either because of lack of access to the best therapy for a patient’s disease or due to worse outcomes. For instance, a number of recent studies have shown that there is a statistically significant correlation between out-of-pocket costs and increased mortality for lung cancer patients.

In some countries, rising drug prices have led to significant second-order challenges beyond the financial burden. When compared to the United States, innovative drugs in developed ex-U.S. markets often have price tags that exceed cost-effectiveness thresholds, resulting in launch delays for safe and efficacious drugs or reduced access.

At the same time, there are opportunities to making the drug development process significantly more efficient, as has been shown during the COVID-19 pandemic; the use of master protocols, decentralized trials including leveraging novel technology and data tools for data collection, remote and mobile monitoring, to name just a few of the levers that not only lower cost and increase speed but also have a positive effect on the patient experience.

This creates the opportunity for EQRx. The potential to leverage recent scientific, technological, and medical advances to develop innovative medicines at significantly lower costs and greater speed. The potential to capture a significant share of a large and growing market by offering future innovative therapies at lower prices. At scale, this creates a massive business opportunity that heretofore, no company has attempted to pursue and that we believe we are purpose-built to capture.

Time for something new — time for “New Pharma”

Our business model – “New Pharma”

So, it’s time for something new. Time for a new business model to leverage these scientific, technological, and medical advances together with a new commercial model; one based on trust and collaboration with payers and health systems, rather than one focused on adversarial negotiations. Time to focus on efficiency from inception, to create the required cost structure to sustain dramatically lower prices. Time for a model built to successfully develop and commercialize medicines at scale. It’s time for “New Pharma.”

Our “New Pharma” solution starts with assembling a catalog of medicines at significant scale, targeting some of the most innovative clinical opportunities and highest drug cost categories of today and tomorrow, with an initial focus on oncology and immune-inflammatory diseases. We are focused on developing programs that are innovative, branded, and patent-protected that, if approved, have the potential to be equivalent or superior to other therapies in their class. However, there is no guarantee our product candidates will be approved, or if approved will be equivalent or superior to such other therapies.

Through our team of leading drug hunters, we are building our catalog through:

●	In-licensing clinical and preclinical stage programs to accelerate our business model
●	Building alliances with cutting-edge drug engineering platforms to build an earlier-stage pipeline of programs
●	Establishing partnerships with other biopharma companies to develop combination therapies

Assuming we are successful in obtaining regulatory approval for our medicines, we plan to offer our catalog of innovative medicines to payers and health systems at radically lower prices, through a simple and transparent pricing model without surprise price increases. However, we do not currently have, and may never have, any products approved for commercial sale, and our business and pricing model is untested and may never be successful.

We are also assembling a Global Buyers Club by entering into long-term, trusted strategic partnerships with private and public payers, providers and health systems so they and the patients they serve can gain access to, if approved, our future medicines at radically lower prices. We will offer simple and transparent pricing models to provide an opportunity for dramatic savings in these high-cost drug areas, while also providing broader access to important medicines for their patients in a sustainable matter. As part of this “New Deal” working collaboratively with our strategic partners, we ask that they make prescribing seamless for physicians, lower cost share for patients, and reduce utilization barriers that slow access to important medicines. We are effectively replacing the traditional “push” model with a “pull” model to drive adoption of our medicines.

As a result, patients and physicians will have better options for important medicines, payers will receive greater value and we create true access and a greater customer experience for patients.

We believe that healthcare innovation must include new ways of making life-changing therapies affordable and accessible to every patient who needs them through a market-based solution. Failing to do so could possibly result in drug pricing being addressed by regulation or legislation that could result in repercussions to innovation and competition.

We do not currently have, and may never have, any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable. In addition, our business and pricing model is untested and may never be successful or generate sufficient revenue to lead to profitability. Please see the section entitled “Risk Factors — Risks Related to Our Common Stock and Warrants.”

Designing a highly efficient model

The key to building a profitable business while offering radically lower prices is a lower cost structure, building the business at scale with a relentless focus on efficiency. There are several sources of efficiencies resulting in a significantly lower unit cost for our future medicines, driven both by significantly lower research and development as well as commercial expenses:

●	Higher expected success rate: With a focus on validated targets, where we understand the mechanism of action and the underlying biology, we expect to create greater probability of success compared to the typical biopharma model. Our business model also contemplates that we will not need to burden the prices of our future therapies to compensate for the costs of prior drug failures. Whereas historical industry success rates have typically been between 10% to 20%, we are anticipating higher success rates for our clinical candidates due to our focus on validated targets. However, the drug development process is inherently uncertain and cannot be fully de-risked, and there can be no guarantee that our approach to drug development will achieve these success rates, or that we will be able to avoid the cost burdens as anticipated.
●	Efficient drug development: With an eye towards lowering drug development costs, we are building a truly modern drug development organization. This includes incorporating the many ways in which incremental operational improvements can be incorporated into the end-to-end drug development process to run clinical trials better, faster, and at lower costs. We believe modern development processes that are data-science enabled will allow us to operate more seamlessly and more directly, creating less dependency on external service providers and a more direct control of the data we are generating. Our predictive screening and overall development approach have not yet been clinically validated, our chosen drug candidates may not function as anticipated in future clinical trials, and there can be no guarantee that we will be successful in creating a new and modern approach to drug development. Additionally, our model emphasizes the generation of a comprehensive body of clinical data to support the adoption of our future medicines, if approved, recognizing that trials intended solely for the purpose of regulatory approval often do not address issues important to prescribing decisions. These issues include establishing efficacy and safety in patient populations more typical of “real-world” practice, specific tolerability or safety questions, treatment adherence, optimization of dose and schedule, and associated medical resource utilization. While recognizing the need to secure appropriate approved indications, we expect that many of the trials we conduct to generate evidence to support adoption will be designed and executed in conjunction with prescribing physicians and associated payers, so that specific questions of relevance to the use of these medicines in established therapeutic classes can be addressed. We expect the result of our approach will be clinical evidence programs that strike a balance between studies conducted for regulatory use and those intended for physician and payer audiences, rather than programs that are heavily weighted towards traditional registrational clinical trials. However, our model is untested and there is no guarantee that clinical trials we conduct in the future will provide us with positive or actionable data that will facilitate efficient clinical development or that we will be able to address the relevance to the use of these medicines in established therapeutic classes as anticipated.
●	Streamlined commercial model: In a traditional biopharma company, a significant proportion of operating costs are spent on large sales forces and marketing budgets, effectively “pushing” high-cost medicines to physicians and directly to consumers. We will not be building a traditional sales and marketing oriented commercial organization; rather, we expect that our ability to create greater pull-through of our future medicines by our strategic partners will enable us to significantly reduce commercial costs, effectively replacing the traditional “push” model with a “pull” model. Our model is untested, and there can be no guarantee that we will be successful in our attempt to replace the traditional sales organization with our “pull” model.

Economics that enable “New Pharma”

If we are successful in executing our business model, each element in this equation would contribute to reducing the unit cost of bringing innovative drugs to patients at dramatically lower prices, while still maintaining reasonable margins. As illustrated in the figure below, these elements, taken together and replicated across a scaled catalog of medicines, have the potential to improve access to developing novel, high quality, patent protected medicines while simultaneously reducing systemic spend on healthcare and building an efficient, sustainable and profitable business.

Our flywheel

As we add therapeutic options to our catalog of medicines, we are able to create greater value for our strategic partners; and as we are adding partners to our Global Buyers Club, we expect to generate more opportunities to grow our catalog of medicines. This in turn means we will be able to create more and more true access for people around the world who will be able to benefit from innovative science for their chronic or life-threatening condition. This marketplace becomes more efficient over time, including adding more therapies to the catalog as other drug developers partner with us to leverage the relationships and connections with the Global Buyers Club already built. Over time, this creates a fly wheel, making our model sustainable and creating a significant competitive advantage. The result is a sustainable engine of innovative medicines at dramatically lower prices.

Business model innovation in other industries

In the 1970s, Southwest Airlines (Southwest) disrupted the market with a single interstate route and now carries more air travelers flying nonstop within the United States than any other airline. One of the founding principles of the Southwest business model was offering radically lower fares to ensure air travel no longer discriminated across socioeconomic classes. To accomplish profitability with these fares, the company would also need to sustain a radically lower cost structure, which it achieved by moving to a single type of airplane, changing the traditional hub-and-spoke network approach to point-to-point, changing turnaround time, and simplifying fares.

Today, Southwest is one of the most honored airlines in the world, known for a “triple bottom line approach” that contributes to (i) the carrier’s performance and productivity, (ii) the importance of its people and the communities they serve, and (iii) an overall commitment to efficiency and the planet. The success of this business model is demonstrated by over 40 consecutive years of profitability, prior to the COVID-19 pandemic, making it the only U.S. airline that can make that claim.

We believe there are parallels between Southwest’s business model and ours. We aim to remake a large, incumbent industry, democratizing access to innovative medicines through lowering prices and increasing access and transparency. We aim to operate profitably while also caring for our patients, our people, our partners, and the healthcare system ecosystem.

In another more recent example, Netflix has disrupted the media and entertainment industry, and we believe there are some parallels across our business models. Netflix initially introduced a low-cost offering with known high-quality content, conveniently delivered against the existing cable carriers. Traditional cable networks forced viewers to overpay as cable carriers would strategically package content to force customers to purchase bigger and more comprehensive cable packages in order to gain access to the content they wanted. Simply put, customers were being overcharged for what they wanted to subsidize the content that yielded lower demand. Netflix initially delivered content generated by other producers in a more transparent, simple, convenient format. Eventually, Netflix became a content creator and marketplace for its own and others’ content, maintaining a low, simple to understand subscription-based pricing model delivering content conveniently and at scale. Netflix democratized viewable content.

Our intent is to create a marketplace with a low, transparent pricing model expanding access to innovative medicines for everyone.

Our business and pricing model is untested in the pharmaceutical industry, and there can be no assurance that our business model will achieve market acceptance or be able to compete effectively in the pharmaceutical industry or generate sufficient revenue to lead to profitability. Please see the section entitled “Risk Factors — Risks Related to Our Common Stock and Warrants.”

Our passionate team of changemakers

EQRx was founded on the premise of EQuity, EQuality, and EQual access to medicines for everyone who needs them. We have built a passionate team who are working relentlessly towards advancing our mission.

Our Rebel Rebuilders

To achieve our vision, we have brought together some of the best minds and executors across a range of disciplines, “Rebel Rebuilders” as we like to say, who are often not assembled in a single team. These are industry experts who know how the system works, with the experience, intimate knowledge, and collaborative spirit needed to work together to change the system from within.

These are the best in their respective disciplines:

●	Drug hunters that know how to identify and create excellent molecules, such as Carlos Garcia-Echeverria, Ph.D., our Chief of Rx Creation, who brings deep expertise across platforms, modalities, and therapeutic categories including cutting-edge digital technologies, is an inventor on 45 patents and most recently, as chief operating officer of research and global head of research platforms, established Sanofi’s research strategy. Our drug hunters also include advisors Christoph Lengauer, Ph.D., who was a key contributor to close to 10 approved drugs, held leadership positions at Novartis, Sanofi, Blueprint Medicines, and was the founder of multiple innovative companies in therapeutics and diagnostics including Thrive Earlier Detection; Alan Huang, Ph.D. who is a recognized leader in translation research and target discovery, prior leadership roles at the Novartis Institutes for BioMedical Research, deep China connections, and currently Chief Scientific Officer of Tango Therapeutics.
●	Drug developers and regulatory experts that can devise the most efficient clinical development path to generating clinical evidence required for adoption, including Eric Hedrick, M.D., who helped lead development of number of impactful cancer medicines, including Rituximab, Avastin, Imbruvica, and Brukinsa. Eric has specific expertise in the development of best-in-class oncology agents and in the generation and use of clinical trials data from China in support of global regulatory submissions; and Christian Antoni, M.D., Ph.D., who was part of the first anti-TNF program development and led the development of major drugs in chronic autoimmune diseases, Remicade, Cosentyx and Dupixent. It also includes Sandra Horning, M.D., who is an EQRx co-founder, serves on our Board of Directors and our Mission Advisory Board, has served as chief medical officer and global head of product development at Roche and Genentech where she helped bring 15 new medicines to patients across disease areas spanning cancer, multiple sclerosis, influenza, and blindness.
●	Our “Rebel Rebuilders” also include some of the most experienced health tech assessors, payer and health system leaders, and population health experts to establish new population health deals with our growing Global Buyers Club. These include advisors Sir Andrew Dillon who served as chief executive officer of NICE until 2020; David Joyner who was executive vice president of sales & marketing at CVS Health; Michael Seiden, M.D., Ph.D., who was chief medical officer at McKesson Specialty Health as well as president of The US Oncology Network; and Kent Rogers, our Chief Customer Officer, who was most recently responsible for formulary and procurement contracting with pharmaceutical manufacturers for United Health Group’s commercial and government programs. Our Rebel Rebuilders also include our co-founder, Peter Bach, M.D., who, as the former Director of Health Policy & Outcomes for Memorial Sloan Kettering, has often been an outspoken advocate for policy reform and has provided input and perspective on numerous pricing and reimbursement policy proposals.

Rebel Rebuilders That Bridge Both Worlds

Alexis Borisy ●
Founder & Fmr CEO @ Foundation Medicine, Blueprint, Relay Former Partner @ Third Rock Ventures

Melanie Nallicheri ●
Former CBO @ Foundation Medicine, SVP Strategy @ McKesson

Jami Rubin
Former Equity Analyst & Banker @ Goldman Sachs & PJT Partners

To build our Catalog of Medicines, we have

Drug Hunters

Alan Huang ●
CSO @ TangoTherapeutics,
Former Head of Onc Research @ Novartis

Christoph Lengauer ●
Partner @ Third Rock Ventures
Former CSO @ Blueprint

Carlos Garcia-Echeverria
Former COO of Research @ Sanofi,
Former Exec Dir Oncology Drug Discovery Head @ Novartis

Drug Developers

Sandra Horning, MD ● ●
Former CMO and Global Head of Product Development @ Roche and Genentech

Vince Miller, MD
Former CMO @ Foundation Medicine, Former attending physician & current consulting physician @ MSKCC

Eric Hedrick, MD
Former Chief Advisor @ BeiGene,
Former Medical Director @ Genentech

Christian Antoni, MD, PhD
Former SVP Development @ LEO Pharma, Sanofi, Novartis

Regulatory Expert

Mike Doherty
Former Head Regulatory @ Foundation Medicine & Roche

To build our Global Buyers Club, we have

Health Tech Assessors

Sir Andrew Dillon ●
Former CEO @ NICE

Brian O'Rourke ●
Former CEO @ CADTH

Finn Boerlum Kristensen ●
Former CEO @ EUnetHTA

Payer & PBM Leaders

Peter Bach, MD ● ●
Former Director Health Policy & Outcomes @ MSKCC

David Joyner ●
Former EVP @ CVS Health & Caremark

Kent Rogers
Former SVP @ OptumRx

Michael Seiden, MD, PhD ●
Former CMO @ McKesson Specialty Health,
Former President of The US Oncology Network

Population Health Expert

Clive Meanwell
Founder & Former CEO @ The Medicines Company,
Chairman @ Population Health Partners

● Founder ● Advisor

Our founders include Alexis Borisy and Melanie Nallicheri. Alexis, our founding Chief Executive Officer and current Executive Chairman of the Board, carries a distinguished track record as a company builder. Of the 13 companies where he has been a founder, chairman, founding chief executive officer, and/or founding investor, nine have been publicly listed and two have been acquired for $2 billion and $5 billion respectively; and at Third Rock Ventures where, as a General Partner for a decade, he and his partners invested in dozens of innovative life science companies. Alexis has over 25 years of experience as a visionary founder of innovative and ground-breaking life science companies.

Melanie Nallicheri, co-founder, President and Chief Executive Officer, is an accomplished leader and executive with decades of experience across the biopharma and payer value chain. She was previously Chief Business Officer and Head of Biopharma at Foundation Medicine, SVP of Corporate Strategy and Business Development at McKesson, and has more than two decades of experience at Booz & Company advising leading biopharma companies and payers, integrated delivery networks, and pharmacy benefit managers (PBMs). Her experience and relationships span many aspects of the biotech, diagnostics, distribution and payer value chain including the associated economics of drugs.

As a further testament to our company and mission, we have also established a Mission Advisory Board, which includes the individuals below. Each brings world-leading expertise across key aspects of our business, lends credence to our efforts to build a world-class and new type of pharma company, and provides strategic input to further advance our mission. These deeply experienced, distinguished leaders have driven some of the greatest successes in pharmaceutical research and development, the strongest commitments to science and clinical advancement and patient advocacy, as well as the deepest connectivity with leading academic institutions, payers, and regulators.

Our people and culture

As of December 31, 2021, we employ over 240 ‘changemakers’ who are committed to advancing our mission and contributing to our strong culture. We have a tremendous focus on execution, “GSD” or “Getting Stuff Done”, and we celebrate “Be you at EQ,” which encourages bold and creative thinking, transparency, trust, and collaboration in everything we do. Further, we have won over 30 industry awards to date, including awards for Best Company Culture and Best Company Leadership team, and we have been recognized for our commitment to diversity with our majority female workforce. We are tremendously proud of the recognition we have received for our people and culture.

Our Board of Directors

Our Board of Directors includes industry leaders and veterans, company builders and investors across life sciences, technology/data, and healthcare. They have been invested in our mission since our inception, and we are grateful for their ongoing guidance and support.

Our investors

We are supported by a top-tier investor base that includes leading life science specialists, world-class mutual funds and private equity funds, sovereign wealth and family offices, and market-leading payers and health systems. We are proud of this diversified group of investors, which includes many of our strategic partners and customers. In building our company, we have capitalized our business with approximately $2.2 billion of gross proceeds to date from this blue-chip syndicate of long-term oriented, preeminent investors, sharing our enthusiasm for our mission and our long-term goals to build “New Pharma” at scale.

Our competitive advantage

Our business is built around several core tenets and capabilities that we believe will enable us to create “New Pharma” through patient-focused drug engineering, modern drug development and business model innovation, and sustain our competitive advantage over time. The biopharma industry, increasingly complex and burdened by legacy business models, needs a purpose-built solution, and incumbents may be unwilling or unable to replicate our business model. At the same time, new market entrants may find it difficult to replicate the people, assets, and capabilities that we have assembled at the scale required.

●	We have assembled a team of world-class drug hunters and developers. Our team, with decades of experience across platforms and modalities, including cutting-edge life and data science tool knowledge, continues to be instrumental in identifying targets and assets that fit our target profile at attractive prices and creating an efficient development path for regulatory approval and adoption.
●	We have quickly built a pipeline to accelerate our business model. Since starting operations in the fall of 2019, we have already assembled a pipeline of more than 10 programs, including two late-stage clinical programs, three additional clinical stage programs and several undisclosed preclinical and drug engineering programs. The current portfolio alone represents therapeutic classes and indications that cover more than an estimated $100 billion in global specialty drug spend by 2026.
●	We are establishing innovative strategic partnerships with payers and health systems globally. These partnerships, forged by our team with deep expertise and relationships across the payer, provider and integrated delivery network landscape, form the basis of our “Global Buyers Club” — a collection of customers with aligned incentives and deep engagement. These collaborations are rooted in transparency, trust, and a shared vision of value. Assuming we obtain the necessary regulatory approvals, we plan to leverage this platform to commercialize our future medicines, removing costs from the system, providing quantifiable value to our partners and patients.
●	We are building a purpose-built business model at scale. Our novel business model, a “first mover advantage” building scale rapidly, can become a competitive moat, which we believe would be successively more difficult to replicate over time as we expand our catalog of medicines, build out our Global Buyers Club, and generate greater savings for payers and patients.

Building a catalog of affordable medicines

Our growing catalog of medicines in development is targeting therapeutic classes, like oncology and immune-inflammatory diseases, and including indications such as lung cancer, breast cancer, rheumatoid arthritis or atopic dermatitis, that are creating the highest-cost burden to patients and society. These include drug classes with therapies available to patients today that are pressuring healthcare budgets as well as classes of medicines that are anticipated to be blockbusters adding further cost pressure in new and evolving drug classes in the future. The targets we select generally still have multiple years of patent protection securing high prices and large revenues of incumbents before generic entry is anticipated potentially lowering prices. It is in these drug classes, with multi-billion spend and multi-year protection, that we have the opportunity to generate the greatest economic impact and significant savings for our payer and health system partners.

Equally importantly, we need to be convinced that we can create a potential therapy that, if approved, would be equally good or better than competing medicines. A strong efficacy and safety profile along with a significantly lower price creates the opportunity to be included as a therapy option and to be able to capture meaningful market share.

A final selection criterion for inclusion into our portfolio is to have an understanding of the mechanism of action and the underlying biology of disease. We believe this will result in a significantly higher probability of technical success, and while it does not eliminate all risk, we expect our probability of success will be improved versus the industry standard of one to two drug candidates out of ten.

TARGETING BLOCKBUSTER MEDICINES PRESSURING HEALTHCARE BUDGETS **TODAY AND INTO THE FUTURE**

NOW

Today's highest spend categories

e.g., PDx1s, IL4Rα

NEXT

Projected blockbuster medicines of the next 5–10 years

e.g., CD47, TYK2

FUTURE

Streamlined access to excellent medicines throughout the innovation ecosystem

Ideal attributes of an EQRx drug*

- Patent-protected and innovative
- Demonstrates strong clinical evidence
- Known, clear and causal Mechanism of Action
- Sufficient patent runway in the class
- High cost-burden to patients and society
- Opportunity to capture significant share of market

*Not all drugs will have all attributes

With these criteria in mind, we have rapidly assembled a catalog of more than 10 drug programs, initially through in-licensing efforts and more recently through drug engineering collaborations, since commencing operations in late 2019. Our initial focus has been in oncology and immune-inflammatory diseases, and includes both small molecules and biologics, with five clinical-stage programs, and several undisclosed preclinical and drug engineering programs.

PROGRAM
PRECLINICAL AND DISCOVERY
PHASE 1
PHASE 2
PHASE 3
Aumolertinib (EGFR)
Sugemalimab (PD-L1)
Lerociclib (CDK4/6)
Nofazinlimab (PD-1)
EQ121 (JAK1)
Additional undisclosed preclinical and discovery programs targeting large oncology and immune-inflammatory indications

Note: EGFR = epidermal growth factor receptor; NSCLC = non-small cell lung cancer; PD-L1 = programmed death-ligand 1; CDK = cyclin-dependent kinase; PD-1 = anti-programmed death-1; JAK-1 = Janus kinase-1 (JAK-1)

Note: We have in-licensed all programs in our clinical pipeline to-date and continue to work with our development partners to transfer ownership of the investigational new drug applications (INDs) to us, as appropriate. To date, we have assumed sponsorship of three INDs, including one for aumolertinib and two for sugemalimab. Additionally, we continue to work with the U.S. FDA on submitting additional INDs as we work to advance our programs through clinical trials.

Our two late-stage clinical programs include:

●	Aumolertinib (EQ143) is a third-generation epidermal growth factor receptor tyrosine kinase inhibitor (EGFR TKI), in-licensed from Hansoh (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company LTD (collectively, Hansoh) in 2020. Aumolertinib has demonstrated clinical activity in late-stage clinical trials in initial treatment of patients with EGFR mutant non-small cell lung cancer (NSCLC), including positive Phase 3 results, and in treatment of patients with EGFR-mutated NSCLC who have developed resistance after treatment with a first-generation EGFR inhibitor. Clinical trials of aumolertinib have treated over 700 patients. Aumolertinib obtained marketing approval in China for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC, who have progressed on or after prior EGFR TKI therapy in 2020, and for the first line (1L) treatment of patients with locally advanced or metastatic NSCLC whose tumors have EGFR sensitive mutations (exon 19 deletions or exon 21 L858R mutations) in 2021. In addition, aumolertinib is currently being investigated in multiple Phase 3 clinical trials in China.
●	Sugemalimab (EQ165, also known as CS1001) is an anti-programmed death-ligand 1 (PD-L1) antibody, in-licensed from CStone Pharmaceuticals (CStone) in 2020. Sugemalimab has demonstrated clinical activity in Phase 3 clinical trials in the treatment of Stage III and Stage IV NSCLC, respectively. We believe that sugemalimab is the only immune checkpoint inhibitor which has demonstrated positive Phase 3 results in broadly defined Stage III and Stage IV patient populations, including in patients with Stage III disease treated with either concurrent or sequential chemoradiotherapy. In clinical trials, over 1,600 patients have been treated with sugemalimab either as monotherapy or in combination with other therapies and sugemalimab has obtained marketing approval in China for the 1L treatment of patients with Stage IV NSCLC. In addition, sugemalimab is currently being investigated in a variety of solid tumors and lymphomas and has received orphan drug designation (ODD) in the U.S. for the treatment of T-cell lymphoma as well as breakthrough therapy designation (BTD) in the U.S. and China for the treatment of patients with relapsed or refractory extra-nodal natural killer/T-cell lymphoma (R/R ENKTL).

Based on industry publications and other available third-party market research, we currently anticipate the EGFR inhibitor market reach an expected $10 billion in global specialty drug spend by 2026. We further estimate the PD-1/PD-L1 market for the initial indications we are targeting, including NSCLC, gastric cancer and esophageal cancer, will reach $30 billion in global specialty drug spend by 2026. Taken together, our aumolertinib and sugemalimab programs are targeting indications with an expected $40 billion global specialty drug spend by 2026, with the immunotherapy drug class expected to see an incremental $20 billion in global specialty drug spend by 2026 beyond our initial indications.

We are in ongoing discussions with regulatory authorities in several geographies, and we anticipate our first regulatory filings for marketing approval will occur outside of the United States, starting in the second half of 2022. For aumolertinib, we expect to file for marketing approval for the treatment of NSCLC and for sugemalimab, we expect to file for marking approval for the treatment of Stage IV NSCLC. As we pursue interactions with regulatory authorities, we expect to have more clarity on our regulatory requirements and filing timelines.

Our other programs in our growing pipeline include clinical and preclinical stage assets in both oncology and immune-inflammatory diseases:

●	Lerociclib (EQ132) is a novel, oral, potent, and selective small molecule cyclin-dependent kinase (CDK) 4/6 inhibitor, which has been studied in a Phase 1 clinical trial in patients with metastatic breast cancer and shown to be highly active in combination with estrogen receptor antagonists with an acceptable tolerability profile. Additionally, lerociclib is being evaluated in a Phase 2 trial in the United States and multiple other countries for the treatment of patients with metastatic breast cancer.
●	Nofazinlimab (EQ176, also known as CS1003) is an anti-programmed death-1 (PD-1) antibody and is being evaluated in an ongoing global Phase 3 trial for the treatment of patients with primary liver cancer.
●	EQ121 is a novel, highly selective janus kinase-1 (JAK-1) inhibitor that is currently in multiple Phase 1 trials. Additionally, EQ121 is being evaluated in multiple Phase 2 trials in China for the treatment of ankylosing spondylitis, atopic dermatitis, and rheumatoid arthritis.
●	Additional undisclosed preclinical programs targeting large oncology and immune-inflammatory indications.

In order to rapidly assemble our portfolio, our current clinical-stage assets were in-licensed from biopharma companies around the world. In addition, in 2021, we have entered into multiple drug engineering collaborations with cutting-edge technology platform companies including leading technology enabled experimental platforms, machine-learning computational platforms and physics based computational platforms, to efficiently engineer molecules against well-specified targets for important chronic and life-threatening conditions. For example, we have announced collaborations with Exscientia and Relay Therapeutics for the engineering of small molecule therapeutics, AbCellera for the engineering of antibody-based therapeutics, Absci for the engineering of protein-based therapeutics, and Evotec for the engineering of multi-modality therapeutics.

With more than 10 programs today covering more than an estimated $100 billion in global specialty drug spend by 2026, our vision is to continue to grow our catalog of medicines in development. We aim to achieve this through a mix of in-licensing, drug engineering collaborations and working with partners that will use our drugs and drug candidates in combination with their experimental medicines. However, the drug development process is inherently uncertain, and there can be no guarantee that we will be able to scale as anticipated, nor that we will be successful in obtaining regulatory approvals or commercializing any approved therapies in these markets.

Our Global Buyers Club

If our catalog of medicines in development represents our total addressable market, our ability to make our future medicines available to patients and to capture share in those markets is through strategic partnerships with our Global Buyers Club. The objectives of setting up these transparent, engaging, open, and trusted strategic partnerships is to improve access to important, new medicines, lowering patient out-of-pocket burden and to lower pharmacy spend for payers, providers, and integrated delivery networks.

Overview of the “New Deal”

We will enable those goals through radically lower pricing compared to market-leading medicines. In this “New Deal” that we are offering our strategic partners, we are asking them to help us achieve the following objectives:

●	reduce administrative hassles for physicians to prescribe and/or administer our future medicines;
●	make medicines more affordable for patients, through the elimination or reduction of patient out-of-pocket costs; and
●	drive market adoption through “pull-through” efforts instead of traditional, expensive “push” models.

This level of transparency and engagement between a manufacturer and a payer is unprecedented in the biopharma industry. Our goal is to rebuild trust with payers, providers and healthcare systems as true partners, creating a new level of access and collaboration that is needed to drive change together from within the industry.

Progress assembling the Global Buyers Club

Today, we have partnership arrangements or non-binding memoranda of understanding (MOUs) with strategic partners that cover more than 180 million lives. Importantly, some of our current and potential partners are also investors in our company and represent multiple categories of payers, including integrated delivery networks, regional and national U.S. payers, PBMs, and single-payer systems.

Additionally, we have a strategic collaboration agreement with Abdul Latif Jameel Health, part of the international diversified family business Abdul Latif Jameel. Through this agreement, Abdul Latif Jameel Health is our regulatory and commercial partner in selected markets throughout the Middle East region, as well as in Turkey and all of Africa.

We are working diligently to engage with potential future members of our Global Buyers Club in a dialog around shared goals of lowering the cost burden on patients, making innovative medicines more accessible, and reducing total drug costs to keep health budgets sustainable.

We expect that our future Global Buyers Club will ultimately include a range of private and public payers, including health insurance organizations, PBMs, integrated delivery networks, single payer systems and public payer organizations as well as health systems and clinical practice across geographies.

Our growth horizons

We expect to incur rapid growth and create value for patients and customers across three growth horizons:

●	Today: Building our pipeline and payer partnerships.
o	We have announced positive Phase 3 results for our two late-stage clinical programs, aumolertinib and sugemalimab. We are in ongoing discussions with regulatory authorities in several geographies, and we anticipate our first regulatory filings for marketing approval will occur outside of the United States, starting in the second half of 2022.
o	Behind our lead assets are three mid-stage programs, our CDK4/6, PD-1, and JAK-1, as well as several other non-disclosed preclinical assets, creating additional opportunity for future value creation. In addition, we have signed multiple drug engineering collaborations to create additional molecules against pre-specified targets with well-defined profiles to further build our portfolio.
o	In parallel with our drug development efforts, we have partnership arrangements or non-binding MOUs with strategic public and private payers across multiple Organization for Economic Co-operation and Development (OECD) countries, currently covering more than 180 million lives, that serve as the foundation for the creation of our Global Buyers Club.
●	2023 to 2027: Launching medicines, delivering revenue, and scaling our pipeline and payer partnerships.
o	If approved, we expect to launch our lead programs – aumolertinib and sugemalimab – on a global basis outside Greater China and begin to generate significant revenue. Later in the decade, we expect to introduce our second wave of medicines, generating additional substantial revenue and delivering greater value to our strategic partners through savings and greater options to patients.
o	We expect to sign commercial agreements with a significant number of private and public payers and health system partners in the United States and globally.
o	At this point, these proof points would validate “New Pharma” as an innovative, purpose-built business model that offers high quality, innovative drugs at lower prices through our new payer partnerships. While delivering these proof points, we anticipate that we will continue to grow our pipeline of in-licensed programs, drug engineering collaborations and combination partnerships, as we aim to access new targets and franchises, further adding to our catalog of medicines.
●	2028 and beyond: Platform at scale with unprecedented access to innovate medicines for all.
o	We expect to have significant commercial volume passing through our platform as members of our Global Buyers Club, including U.S. and international payers and providers, have access to our deep catalog of medicines across multiple therapeutic areas.
o	With our platform fully established, we expect to demonstrate meaningful savings to healthcare systems, reinforcing the value of our business model to the Global Buyers Club. We would expect further demand to access our catalog, as well as an expansive list of commercial agreements.
o	We also foresee opportunities for other innovators to place their medicines into our marketplace, which would allow them to leverage our purpose-built business model and access our Global Buyers Club. We expect the combination of a growing catalog of drugs with trusted, strategic partnerships to create a mutually reinforcing flywheel effect, encouraging more innovators to join our marketplace, generating compounding value for all stakeholders, and driving our growth into the next decade.

Additional information on our pipeline programs

Our late-stage clinical programs

Aumolertinib (EQ143) for treatment of 1L and adjuvant EGFR-mutated NSCLC

We are developing aumolertinib, a novel, irreversible, third generation EGFR TKI for the treatment of EGFR-mutated NSCLC. In July 2020, we in-licensed the exclusive development and commercialization rights of aumolertinib globally, excluding Greater China, from Hansoh. Hansoh retains rights to aumolertinib in Greater China, where it is approved by the National Medical Products Association (NMPA) of China for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC, who have progressed on or after prior EGFR TKI therapy, and for the 1L treatment of patients with locally advanced or metastatic NSCLC whose tumors have EGFR sensitive mutations (exon 19 deletions or exon 21 L858R mutations).

Based on the clinical data generated to date with aumolertinib, recent pivotal trial results, and commercial approval in China, we believe that aumolertinib has the potential to expand treatment options for patients with EGFR mutated NSCLC, a market expected to double in the next five years to $10 billion. Our recent discussions with our payer partners suggest strong receptivity for a differentiated therapy option for patients in this space.

As of December 31, 2021, aumolertinib clinical trials, sponsored by Hansoh and conducted in China, have treated over 700 patients including:

●	The pivotal, Phase 3 randomized trial in the initial treatment of Chinese patients with locally advanced (Stage IIIB) or metastatic (Stage IV) NSCLC harboring sensitizing EGFR mutations (n=429). The trial compared aumolertinib 110 mg once daily (n=214) to gefitinib 250 mg once daily (n=215). The trial met its primary endpoint of improvement in progression-free survival (PFS). These data supported the approval by the NMPA of China for the 1L treatment of patients with locally advanced or metastatic NSCLC whose tumors have EGFR sensitive mutations (exon 19 deletions or exon 21 L858R mutations).
●	The pivotal, Phase 2 open-label, single-arm trial in Chinese patients with metastatic EGFR-mutated NSCLC who had developed resistance to a first-generation EGFR inhibitor (EGFR T790M mutation-positive NSCLC) (n=244). The trial met the primary endpoint of overall response rate (ORR), and aumolertinib was well-tolerated. These data supported the approval by the NMPA of China for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after prior EGFR TKI therapy.
●	Phase 1 trials consisting of two components: a Phase 1a dose escalation phase (n=26) and a Phase 1b dose expansion phase (94 patients), with patients in China, the U.S., Australia, and Korea. The results demonstrated predictable pharmacokinetics (PK) and established the basis for the clinical activity and tolerability profile subsequently confirmed in pivotal trials.

In February 2021, our partner, Hansoh, disclosed topline results of its Phase 3 trial which demonstrated that aumolertinib met its primary endpoint of improvement of PFS in 1L treatment of patients with locally advanced (Stage IIIB) or metastatic (Stage IV) EGFR-mutated NSCLC. Key secondary endpoints included overall survival (OS), ORR, duration of response (DoR), disease control rate (DCR) and depth in response (DepOR). Additional results from the trial, presented at the American Society of Clinical Oncology (ASCO) 2021 Annual Meeting, demonstrated that aumolertinib has the potential to provide significant benefits as initial treatment for patients with locally advanced or metastatic EGFR-mutated NSCLC. Highlights from the trial include:

●	The median PFS, as evaluated by investigators, was estimated at 19.3 months for aumolertinib versus 9.9 months for gefitinib with a hazard ratio of 0.46 (Log-rank p-value < 0.0001). The effect of aumolertinib on OS will be available at a future timepoint when these data are mature.
●	At a one-year landmark, 69% of patients treated with aumolertinib were free of disease progression compared to 46% of patients treated with gefitinib.
●	Improvement in PFS in patients who received aumolertinib over gefitinib was observed across relevant subgroups of patients, including those with brain metastases.
●	Aumolertinib was generally well-tolerated and adverse events (AEs) resulting in patients temporarily stopping or discontinuing treatment were less common with aumolertinib than with gefitinib.
●	Drug-related AEs were reported in 197 (92%) and 206 (96%) patients treated with aumolertinib or gefitinib, respectively. Drug-related severe (Grade 3 or higher) AEs were reported in 43 (20%) and 57 (27%) patients treated with aumolertinib or gefitinib, respectively.
●	Drug-related serious AEs (SAEs) were reported in 9 (4%) and 24 (11%) patients treated with aumolertinib or gefitinib, respectively. Drug-related SAEs observed in ≥2 patients in either group were less commonly observed with aumolertinib versus gefitinib treatment: hepatic function abnormal (2 patients or 0.9% versus 9 patients or 4.2%), alanine aminotransferase increased (0 patients versus 4 patients or 1.9%), aspartate aminotransferase increased (0 patient versus 4 patients or 1.9%) and drug-induced liver injury (0 patient versus 2 patients or 0.9%).
●	The table below describes the commonly reported AEs (≥20% of patients, all causality). In terms of AEs related to the inhibition of wild-type EGFR, both rash (50 patients or 23% versus 89 patients or 41%) and diarrhea (35 patients or 16% versus 77 patients or 36%) were less commonly observed with aumolertinib versus gefitinib. Conversely, elevations in creatine phosphokinase were more common with aumolertinib (76 patients or 35% versus 20 patients or 9.3%) but were not associated with clinical consequences such as kidney or cardiac damage.

In August 2021, we initiated an open-label clinical trial to evaluate the comparative PK of aumolertinib following oral single dose administration in adult healthy volunteers of different racial and ethnic populations, for the purpose of establishing whether aumolertinib PK are sensitive to ethnicity. We enrolled 45 participants to this trial in the U.S. and New Zealand and completed the trial in December 2021. This trial demonstrated comparable PK in non-Chinese healthy volunteers with a diverse background.

Currently, aumolertinib is being investigated in multiple ongoing clinical trials. In addition to the aforementioned Phase 3 trial in NSCLC, these trials include:

●	A Phase 3 trial evaluating the effects of aumolertinib versus placebo as adjuvant therapy in patients with surgically resected Stage II-IIIB EGFR-mutated NSCLC (n=192), being conducted in China and sponsored by Hansoh. The primary endpoint is disease free survival (DFS) as assessed by an independent review committee. The key secondary endpoints include DFS assessed by investigators and OS.
●	A Phase 3 trial evaluating the effects of aumolertinib as a maintenance therapy in patients with Stage III unresectable NSCLC (n=150), being conducted in China and sponsored by Hansoh. The primary endpoint is PFS as assessed by an independent review committee. The key secondary endpoints include PFS as assessed by investigators, OS, ORR, DoR, DCR, and time to death/distant metastasis (TTDM).
●	A Phase 3 trial evaluating the effects of aumolertinib versus platinum-based chemotherapy in non-canonical EGFR mutations (n=220), being conducted in China and sponsored by Hansoh. The primary endpoint is PFS as assessed by an independent review committee. The key secondary endpoints include PFS as assessed by investigators, ORR, DoR, DCR, DepOR and OS.
●	A Phase 3 trial evaluating the effects of aumolertinib in combination with platinum-containing dual-agent agents vs. aumolertinib as 1L for locally advanced or metastatic NSCLC harboring sensitizing EGFR mutations (n=624), being conducted in China and sponsored by Hansoh. The primary endpoint is PFS as assessed by an independent review committee. The key secondary endpoints ORR, DoR, DCR, DepOR, PFS and OS.

We intend to conduct additional, multi-regional clinical trials to support the approval and adoption of aumolertinib in multiple geographies. We are currently in ongoing regulatory discussions and expect these trials to support the expansion of access to aumolertinib globally for the initial treatment of patients with locally advanced or metastatic EGFR-mutated NSCLC.

As part of our differentiated business model and collaboration agreements with payers, we also intend to conduct clinical trials to generate evidence to support the adoption of aumolertinib in multiple geographies across the globe.

Sugemalimab (EQ165) for NSCLC and other cancers

We are developing sugemalimab, a monoclonal antibody targeting PD-L1, for the treatment of NSCLC, with Phase 3 clinical trials in both metastatic (Stage IV) and locally advanced/unresectable (Stage III) disease, as well as additional solid tumors and hematologic malignancies. Authorized by a company based in the U.S., Ligand Pharmaceuticals Inc. (Nasdaq: LGND), sugemalimab was developed using the OmniRat transgenic animal platform, which can generate fully human antibodies in one stop. In October 2020, we in-licensed the exclusive development and commercialization rights of sugemalimab globally, excluding Greater China, from CStone. Pfizer, Inc. holds the exclusive development and commercialization rights to sugemalimab within Greater China, where it is approved by the NMPA of China for 1L treatment of patients with Stage IV NSCLC. Sugemalimab is the only PD-L1 inhibitor to have demonstrated the potential for progression-free survival benefit in broadly defined Stage III (locally advanced/unresectable) and Stage IV (metastatic) NSCLC patient populations, inclusive of Stage III patients treated with either concurrent or sequential chemoradiotherapy.

In October 2020, the U.S. Food and Drug Administration (FDA) granted sugemalimab ODD for the treatment of patients with T-cell lymphoma and both the FDA and the NMPA granted BTD for the treatment of patients with R/R ENKTL, a subtype of non-Hodgkin lymphoma.

Based on clinical data generated to date and recent pivotal trial results, we believe that sugemalimab has the potential to treat patients with Stage III and Stage IV NSCLC, a market estimated to be approximately $25 billion in global specialty drug spend by 2026. Our recent payer discussions suggest strong receptivity for a broadly effective and competitively priced immune checkpoint inhibitor.

As of December 31, 2021, sugemalimab clinical trials, sponsored by CStone, have treated over 1,600 patients including, but not limited to:

●	The Phase 3 double-blind, randomized GEMSTONE-302 trial, conducted in China, evaluating the addition of sugemalimab to platinum-based chemotherapy as an initial treatment for Stage IV squamous or non-squamous NSCLC. The GEMSTONE-302 trial met its primary endpoint of improvement in PFS for sugemalimab plus chemotherapy (n=320) as compared to chemotherapy alone (n=159). The benefit of adding sugemalimab to chemotherapy was observed regardless of PD-L1 expression level or pathologic subtype of NSCLC (squamous versus non-squamous), and the tolerability profile was acceptable. In a planned interim analysis, sugemalimab combined with chemotherapy met its key secondary endpoint of prolongation of OS and the benefit was observed regardless of PD-L1 expression level or pathologic subtype of NSCLC.
●	The Phase 3 double-blind, randomized GEMSTONE-301 trial, conducted in China, evaluating sugemalimab as consolidation therapy in patients with locally advanced, unresectable Stage III NSCLC without disease progression after either concurrent or sequential chemoradiotherapy. The GEMSTONE-301 trial met its primary endpoint of improvement in PFS for sugemalimab (n=255) as compared to placebo (n=126). Sugemalimab demonstrated an acceptable tolerability profile, with no new safety signals observed.

●	An ongoing Phase 2 single-arm, registrational trial, conducted in the U.S. and China, evaluating the activity and tolerability of sugemalimab in the treatment of adult patients with relapsed/refractory ENKTL (n=80).
●	Completed Phase 1 and 1b trials for patients with a variety of advanced solid tumors.

In August 2020, our partner, CStone, first announced that its Phase 3 GEMSTONE-302 trial met its primary endpoint in Stage IV NSCSLC. The most recent data, as of March 2021, was presented in September 2021 at the International Association for the Study of Lung Cancer 2021 World Conference on Lung Cancer (IASLC 2021 WCLC) and was published in January 2022 in The Lancet Oncology. Highlights from the GEMSTONE-302 trial include:

●	Sugemalimab combined with chemotherapy met the primary endpoint of improvement in PFS, as evaluated by investigators as compared with chemotherapy and placebo at the time of the pre-specified event-driven analysis. In a planned interim analysis, sugemalimab combined with chemotherapy met its key secondary endpoint of prolongation of OS and the benefit was observed regardless of PD-L1 expression level or pathologic subtype of NSCLC.
●	Other key secondary endpoints included PFS as assessed by an independent review committee, PFS as assess by investigator in patients with PD-L1 expression ≥1%, ORR, DoR, and safety.
●	The findings showed that sugemalimab plus chemotherapy in Stage IV NSCLC patients resulted in statistically significant improvement in PFS. The median PFS was estimated at 9.0 months for the sugemalimab and chemotherapy combination group versus 4.9 months for the chemotherapy and placebo group with a hazard ratio of 0.48 (Log-rank p-value <0.0001).
●	A higher ORR (63% versus 40%, p-value < 0.0001) and longer median DoR (9.8 versus 4.4 months) were significantly improved with the addition of sugemalimab to chemotherapy as compared to chemotherapy alone.
●	The benefit of the addition of sugemalimab to chemotherapy was observed regardless of PD-L1 expression level, patient functional status, and the presence or absence of brain or liver metastases.
●	Sugemalimab added to chemotherapy was generally well-tolerated and no new safety signals were identified.
●	Treatment-related AEs were reported in nearly all patients in both groups with 317 (99%) and 153 (96%) patients in the sugemalimab/chemotherapy and chemotherapy groups, respectively. Treatment-related severe (Grade 3 or higher) AEs were reported in 182 (57%) and 91 (57%) of patients in the sugemalimab/chemotherapy and chemotherapy groups, respectively.
●	Treatment-related SAEs were reported in 73 (23%) and 31 (20%) patients in the sugemalimab/chemotherapy and chemotherapy groups, respectively. Commonly reported (≥2% of patients in either group) treatment-related SAEs included the following (sugemalimab/chemotherapy versus chemotherapy, respectively): anaemia (3.4% versus 3.1%), pneumonia (3.1% versus 4.4%), platelet count decreased (3.1% versus 2.5%), and neutrophil count decreased (1.9% versus 2.5%).

In May 2021, our partner, CStone, first announced that its Phase 3 GEMSTONE-301 trial met its primary endpoint in Stage III NSCLC. The most recent data, as of March 2021, was presented in September 2021 at the European Society for Medical Oncology (ESMO) Congress 2021 and was published in January 2022 in The Lancet Oncology. Highlights from the GEMSTONE-301 trial include:

●	Sugemalimab met the primary endpoint of improvement of PFS, as assessed by an independent review committee compared to placebo at the time of the pre-specified interim analysis. Key secondary endpoints included OS, PFS as assessed by investigators, ORR, DoR, and time to death/distant metastasis (TTDM).
●	The findings showed that sugemalimab as a consolidation therapy in Stage III NSCLC patients without disease progression after chemoradiotherapy resulted in statistically significant improvement in PFS as assessed by an independent review committee. The median PFS was estimated at 9.0 months for the sugemalimab group versus 5.8 months for the placebo group with a hazard ratio of 0.64 (Log-rank p-value = 0.0026).
●	The clinical benefit of sugemalimab as a consolidation therapy in Stage III NSCLC patients without disease progression after chemoradiotherapy was observed regardless of whether patients received concurrent or sequential chemoradiotherapy prior to sugemalimab.
●	Sugemalimab was generally well-tolerated and no new safety signals were identified.
●	Treatment-related AEs were reported in 193 (76%) and 73 (58%) patients in the sugemalimab and placebo groups, respectively. Treatment-related severe (Grade 3 or higher) AEs were reported in 26 (10%) and 7 (6%) patients in the sugemalimab and placebo groups, respectively. Commonly reported (≥ 2% of patients in either group) treatment-related severe AEs included the following (sugemalimab versus placebo, respectively): immune-mediated pneumonitis (2.4% versus 0) and pneumonia (2.4% versus 0.8%).
●	Treatment-related SAEs were reported in 38 (15%) and 12 (10%) patients in the sugemalimab and placebo groups, respectively.

We believe the results of the GEMSTONE-301 and GEMSTONE-302 trials will advance the clinical application of immune checkpoint inhibitors and improve the availability of treatment for many patients with Stage III and Stage IV NSCLC. We expect these trials will support our ongoing regulatory discussions in multiple geographies regarding approval of sugemalimab for the treatment of Stage III and Stage IV NSCLC.

Currently, sugemalimab is being investigated in multiple ongoing clinical trials. In addition to the aforementioned Phase 3 studies in NSCLC, these studies include:

●	A Phase 2 pivotal trial evaluating sugemalimab in the treatment of relapsed/refractory extranodal natural killer T-cell lymphoma (n=80), being conducted in China and the U.S. and sponsored by CStone. The primary endpoint is ORR, as assessed by an independent review committee according to Lugano 2014 classification. The key secondary endpoints include ORR assessed by investigators, complete remission rate (CRR), partial remission rate (PRR), time to response (TTR), and DoR.
●	A Phase 3 trial evaluating sugemalimab in addition to chemotherapy in the initial treatment of metastatic gastric cancer (n=480), being conducted in China and sponsored by CStone. This trial has co-primary endpoints of overall and progression-free survival, as assessed by an independent review committee. Key secondary endpoints include ORR, DoR, and safety.
●	A Phase 3 trial evaluating sugemalimab in addition to chemotherapy in the initial treatment of metastatic esophageal cancer (n=540), being conducted in China and sponsored by CStone. This trial has co-primary endpoints of overall and progression-free survival. Key secondary endpoints include ORR, DoR, and safety.

We intend to conduct additional, multi-regional clinical trials to support the approval and adoption of sugemalimab in multiple geographies. We are currently in ongoing regulatory discussions and expect these trials to support the expansion of access to sugemalimab globally for the treatment of NSCLC patients.

As part of our differentiated business model and collaboration agreements with payers, we also intend to conduct clinical trials to generate evidence to support the adoption of sugemalimab in multiple geographies across the globe.

Additional clinical-stage assets

Lerociclib (EQ132) for estrogen receptor positive (HR+)/HER2- receptor negative (HER2-) breast cancer

We are developing lerociclib, a novel, oral, potent, and selective small molecule cyclin-dependent kinase (CDK) 4/6 inhibitor for use in combination with other targeted therapies for the treatment of patients with HR+/HER2-metastatic breast cancer (mBC). In July 2020, we in-licensed the exclusive development and commercialization rights of lerociclib for the U.S., Europe, Japan, and all other global markets, excluding the Asia-Pacific region (except Japan), from G1 Therapeutics (G1), a U.S. based, Nasdaq listed biotech company. Genor Biopharma (Genor) holds the development and commercialization rights to lerociclib within the Asia-Pacific region (except Japan).

Currently, lerociclib is being evaluated in the following clinical trials:

●	A Phase 2 trial evaluating lerociclib in addition to standard endocrine therapy patients with HR+/HER2- mBC in the initial treatment or relapsed disease settings (n=100), being conducting in the United States and multiple other countries and sponsored by us. The primary endpoint is safety, including the incidence of AEs and SAEs by line of therapy.
●	A Phase 1/2 clinical trial evaluating lerociclib in combination with the estrogen receptor antagonist fulvestrant in patients with HR+/HER2-negative locally advanced or metastatic breast cancer after endocrine therapy failure (n=110), being conducted in the United Kingdom, Georgia, Moldova, and Bulgaria, and sponsored by G1. The trial is designed to evaluate the safety, tolerability and antitumor activity and identify the dose and schedule for future trials of lerociclib.
●	A Phase 1/2 clinical trial evaluating lerociclib in combination with osimertinib in EGFR-mutated NSCLC (n=36), being conducted in the U.S., Hong Kong, Korea, and Taiwan, and sponsored by G1. The trial is designed to evaluate the safety, tolerability and antitumor activity and identify the dose and schedule for future trials of lerociclib.

At the San Antonio Breast Cancer Symposium (SABCS) in December 2019, G1 reported preliminary Phase 1/2 clinical data in HR+/HER2- metastatic breast cancer. Highlights from the trial included:

●	Continuously dosed, twice-daily lerociclib, in combination with fulvestrant, was well tolerated. Additionally, lerociclib could be dosed continuously without need for interruption for management of neutropenia.
●	Coadministration of fulvestrant had minimal impact on the PK of lerociclib.
●	The clinical activity data were consistent with those from other approved CDK4/6 inhibitors when used in combination with fulvestrant.

Taken together, these results demonstrate the potentially differentiated clinical profile of lerociclib in combination with fulvestrant versus currently marketed CDK4/6 inhibitors, and suggest that lerociclib can be administered without need for dose interruption due to neutropenia, one of the main toxicities associated with

CDK4/6 inhibition. Some CDK4/6 therapies require frequent blood testing for neutropenia and lerociclib has the potential to offer fewer office visits and blood draws, improving the experience for patients and reducing the burden on physician offices and costs to the healthcare system.

Nofazinlimab (EQ176) for advanced solid tumors

We are developing nofazinlimab, a novel, anti-programmed death-1 (PD-1) monoclonal antibody for the treatment of advanced solid tumors. In July 2020, the FDA granted nofazinlimab ODD for the treatment of patients with hepatocellular carcinoma (HCC) and in October 2020, we in-licensed the exclusive development and commercialization rights of nofazinlimab globally, excluding Greater China, from CStone. CStone retains rights to nofazinlimab (CS1003) in Greater China.

Our partner, CStone, reported that its Phase 1 trial in China (n=19) demonstrated that nofazinlimab monotherapy was well-tolerated at 60mg and 200mg Q3W with no dose-limiting toxicities (DLT) observed and the maximum tolerated dose (MTD) not reached. CStone’s Phase 1b trial (n=20) evaluated nofazinlimab in combination with lenvatinib for the treatment of HCC and demonstrated an ORR of 40% and median PFS of 8.4 months. Currently, a global, randomized, Phase 3 trial is evaluating nofazinlimab in combination with lenvatinib in initial treatment of patients with advanced unresectable HCC (n=525). The trial is being conducted in multiple countries, including China and the U.S., and is sponsored by CStone. The co-primary endpoints are PFS, as assessed by an independent review committee, and OS. The key secondary endpoints include PFS as assessed by investigators, ORR, DCR, DoR, and time to progression (TTP).

EQ121 for rheumatoid arthritis and other I&I indications

We are developing EQ121, a highly selective, novel, JAK-1 inhibitor for the treatment of rheumatoid arthritis and other immune-inflammatory diseases. In April 2020, we in-licensed the exclusive development and commercialization rights of EQ121 globally, excluding Greater China, from Lynk Pharmaceutical (Hangzhou) Co, Ltd. (Lynk Pharmaceuticals). Lynk Pharmaceuticals retains rights to EQ121 (LNK-207) in Greater China.

Currently, we are conducting multiple Phase 1 trials in Australia and New Zealand which include both healthy subjects as well as RA patients. In the first substudy, the primary endpoint is to evaluate the safety and tolerability of EQ121 following oral single and multiple ascending dose administration in adult healthy volunteers; the key secondary endpoint is to characterize the PK of EQ121 following single and multiple ascending dose administration. In the second substudy, the primary endpoint is to evaluate the safety, tolerability, and PK of multiple doses of EQ121 in adults with RA who are on a stable oral methotrexate (MTX) regimen; key secondary endpoints include evaluation of the effect of MTX on the PK of EQ121 and the effect of EQ121 on the PK of MTX. Lynk Pharmaceuticals is also conducting a Phase 1 trial in China in healthy subjects, and multiple Phase 2 trials in China for the treatment ankylosing spondylitis, atopic dermatitis, and rheumatoid arthritis.

Preclinical programs and drug engineering collaborations

In additional to our five clinical-stage programs, our preclinical pipeline includes several undisclosed preclinical assets and discovery programs through our drug engineering collaborations. These assets and programs are focused on oncology and immune-inflammatory diseases that are expected to have large, multi-billion-dollar market opportunities.

We have entered into multiple drug engineering collaborations with cutting-edge technology platform companies including leading technology enabled experimental platforms, machine-learning computational platforms and physics based computational platforms. These are multi-year, multi-target collaborations intended to accelerate the engineering of therapeutic drug candidates against selective targets across a range of therapeutic areas, further expanding the breadth of our pipeline of novel therapies when combined with our internal drug development efforts. We will carefully evaluate additional opportunities to collaborate with additional drug discovery companies on cost-effectively creating new molecules should that make sense financially and from a business point of view.

In June 2021, we entered into our first drug engineering collaboration with Exscientia, which we then followed by agreements with AbCellera (August 2021), Relay Therapeutics (August 2021), Absci (October 2021) and Evotec (November 2021). We believe these drug engineering collaborations have the potential to help accelerate growth of our catalog of medicines.

We do not currently have, and may never have, any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable. In addition, our business and pricing model is untested and may never be successful or generate sufficient revenue to lead to profitability. We also note that the drug development process is inherently uncertain and cannot be fully de-risked, and there is no guarantee that the clinical trials we may conduct in the future will provide us with positive or actionable data that will facilitate efficient clinical development. For more details regarding these and other risks that are material to our business, operations and future share price, please see the section entitled “Risk Factors — Risks Related to Our Common Stock and Warrants.”

Licenses and collaborations

A key component of our strategy is to build our catalog of affordable medicines. We plan to do this using multiple strategies, including entering into agreements to in-license assets, drug engineering collaborations, and combination programs.

Material license agreements

We believe that the license and collaboration agreements for our two late-stage clinical assets, aumolertinib (EQ143) and sugemalimab (EQ165) are material agreements in light of our current near-term business plans and development strategy. Our agreement with CStone, described in more detail below, also gives us rights to nofazinlimab (EQ176, also known as CS1003), an anti-PD-1 antibody that is in an ongoing Phase 3 trial for the treatment of liver cancer patients, and our agreements with Lynk Pharmaceuticals for EQ121 and with G1 for Lerociclib, also described below, further support our near-term business plans and development strategy. We intend to continue into additional in-licenses for assets in various stages of development to build our catalog of affordable medicines.

Aumolertinib (EQ143)

In July 2020, we entered into a license agreement with Hansoh under which we acquired a worldwide exclusive license for the research, development, and commercialization of aumolertinib (EQ143) (also/previously known as almonertinib), for any and all uses for the treatment of cancer, cancer-related and immune-inflammatory diseases in humans at our own cost and expense, with the exception of the People’s Republic of China (PRC), and its territories and possessions, including, Hong Kong, Macau and Taiwan (the Hansoh Territory). We also received a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory.

We made an upfront non-refundable, non-creditable payment of $25.0 million to Hansoh, and if we succeed in developing and commercializing aumolertinib (EQ143), Hansoh will be eligible to receive (i) up to $90.0 million in development and regulatory milestone payments, and (ii) up to $420.0 million in commercial sales milestone payments. In the event that Hansoh elects to opt out of sharing certain global development costs in accordance with the terms of the license agreement, the total potential development and regulatory payments Hansoh is eligible to receive will be reduced to $55.0 million, and the total potential commercial sales milestone payments will be reduced to $350.0 million.

Hansoh is also eligible to receive royalties on worldwide net sales of any products containing aumolertinib (EQ143), which range from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties for aumolertinib (EQ143) will expire on a product-by-product and country-by-country basis upon the later to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities for aumolertinib (EQ143) in a country, or (iii) 11 years following the first commercial sale of aumolertinib (EQ143) in such country.

We have the right to terminate the license agreement with Hansoh for any or no reason upon at least 180 days prior written notice to Hansoh. Either party may terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

Sugemalimab (EQ165) and Nofazinlimab (EQ176)

In October 2020, we entered into a license agreement with CStone under which we acquired a worldwide exclusive license for the research, development, and commercialization of sugemalimab (EQ165) and nofazinlimab (EQ176) for any and all uses at our own cost and expense, with the exception of Mainland China, Taiwan, Hong Kong and Macau (the CStone Territory).

We made an upfront non-refundable, non-creditable payment of $150.0 million, including $10.0 million as CStone received notification that the FDA designated sugemalimab (EQ165) as a breakthrough therapy. If we succeed in developing and commercializing sugemalimab (EQ165), CStone will be eligible to receive (i) up to $107.5 million in development and regulatory milestone payments, and (ii) up to $565.0 million in sales milestone payments. If we succeed in developing and commercializing nofazinlimab (EQ176), CStone will be eligible to receive (i) up to $75.0 million in development and regulatory milestone payments, and (ii) up to $405.0 million in sales milestone payments.

CStone is also eligible to receive royalties on worldwide (excluding the CStone Territory) net sales of any products containing sugemalimab (EQ165) or nofazinlimab (EQ176) ranging from the low teens to the high teens for sugemalimab and from the mid-single digits to teens for nofazinlimab (EQ176), subject to potential reduction following the launch of certain generic products. The royalties for sugemalimab (EQ165) and nofazinlimab (EQ176) will expire on a product-by-product and country-by-country basis upon the later to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for sugemalimab (EQ165) or nofazinlimab (EQ176) in a country, or (iii) eleven years following the first commercial sale of sugemalimab (EQ165) or nofazinlimab (EQ176) in a country.

We are responsible for the costs associated with the development and regulatory approvals of sugemalimab (EQ165) and of nofazinlimab (EQ176) in our territory. We are also required to reimburse CStone for any costs it incurs in our territory following the execution of the license agreement for development activities that were ongoing at the time the license agreement became effective. Additionally, during the term of the license agreement, either party may propose the development of a combination study with sugemalimab (EQ165) or nofazinlimab (EQ176). If both parties agree to participate in the combination study, the costs incurred will be split between the two parties based upon the terms provided for in a separate written agreement detailing each party’s rights and obligations with respect to the development of the combination regimen.

We have the right to terminate the license agreement with CStone prior to the first regulatory approval for a licensed product (EQ165 or EQ176) in the EQRx Territory for any or no reason upon providing prior written notice to CStone and after the first regulatory approval for a licensed product (EQ165 or EQ176) in the EQRx Territory or any or no reason upon at least nine months prior written notice to CStone. Either party may terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

Lerociclib

In July 2020, we entered into a license agreement with G1 under which we acquired an exclusive license for the research, development, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 worldwide, with the exception of Australia, Bangladesh, Hong Kong Special Administration Region, India, Indonesia, Macau Special Administration Region, Malaysia, Myanmar, New Zealand, Pakistan, People’s Republic of China, Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand and Vietnam (the G1 Territory). The license agreement also provides us with a non-exclusive license in the G1 Territory to manufacture lerociclib for purposes of obtaining regulatory approval for, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 outside of the G1 Territory. We are obligated to use diligent efforts to develop lerociclib and maintain at least one regulatory approval for one indication in each major market in the territory.

Under the terms of our license agreement with G1, we received an exclusive license to develop lerociclib using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 at our own cost and expense in our license territory. We are also required to reimburse G1 for any costs it incurs in our territory following the execution of the license agreement for development activities that were ongoing at the time the license agreement became effective.

We made an upfront non-refundable, non-creditable payment of $20.0 million. If we succeed in developing and commercializing lerociclib, G1 will be eligible to receive (i) up to $40.0 million in development and regulatory milestone payments, and (ii) up to $250.0 million in sales milestone payments. G1 is also eligible to receive royalties on worldwide net sales of any products containing lerociclib which range from mid-single digits to mid-teens, subject to potential reduction following the launch of certain generic products. The royalties will expire on a product-by-product and country-by-country basis until the later to occur of (i) the expiration of all valid patent claims covering lerociclib in a country, or (ii) 10 years following the first commercial sale of lerociclib in a country.

We have the right to terminate the license agreement with G1 for any or no reason upon prior written notice to G1. Either party may terminate the license agreement in its entirety for the other party’s material breach if such other party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

EQ121

In April 2020, we entered into a license agreement with Lynk Pharmaceuticals under which we acquired an exclusive license for the research, development and commercialization of LNK-207, a novel, highly selective JAK-1 inhibitor which we refer to as EQ121, worldwide, with the exception of the People’s Republic of China, Hong Kong, Macau and Taiwan (the Lynk Territory). The license agreement also provides us with a non-exclusive license in the Lynk Territory to research and develop EQ121 for purposes of obtaining regulatory approval, and to manufacture and/or package EQ121 for use outside of the Lynk Territory. We are obligated to use diligent efforts to develop and commercialize at least one product containing EQ121.

Under the terms of our license agreement with Lynk Pharmaceuticals, we received an exclusive license to develop EQ121 for any and all uses at our own cost and expense in our territory. We made an upfront non-refundable, non-creditable payment. If we succeed in developing and commercializing EQ121, Lynk Pharmaceuticals will be eligible to receive up to (i) $52.0 million in development and regulatory milestone payments, and (ii) $120.0 million in sales milestone payments. Lynk Pharmaceuticals is also eligible to receive royalties on worldwide net sales of any products containing EQ121 which range from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration date in such country of the last to expire issued patent with a valid claim covering such product in such country, (ii) the expiration of non-patent regulatory exclusivity in such country and (iii) a fixed time period following the first commercial sale of a product in a country.

We have the right to terminate the license agreement with Lynk Pharmaceuticals for any or no reason upon prior written notice to Lynk Pharmaceuticals. Either party may terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

Competition

Since our founding, our strategy has been focused on developing an innovative business model where we have the potential to bring novel, patent-protected medicines to the market at radically lower prices through our strategic partnerships with our Global Buyers Club. While we do not believe there are currently any direct competitors that are positioned to offer their customers the broad and growing catalog of programs and shared economic incentives that we do, there are many companies that compete with certain components of our “New Pharma” solution.

The biopharma industry is highly competitive and dynamic, driven by rapidly advancing technologies and resulting in a proliferation of assets within drug classes. Our pipeline faces competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, drug engineering platforms, academic institutions, government agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that may become available in the future.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing, and marketing than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with larger and more established companies. These competitors will also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and in patient accrual to clinical trials, and acquiring programs complementary to our pipeline, among others.

Further, biopharma companies have not historically offered one transparent price for a branded drug but instead multiple prices that can vary widely for each payer, based on financial incentives offered to each gatekeeper in the value chain between the drug manufacturer to the patient. Due to this lack of transparency, we may not be aware of the financial or other incentives that our competitors are offering their customers or how their customer value proposition compares to ours.

Our commercial potential could be negatively impacted if competitors:

●	Develop and commercialize products that are safer, more effective, have fewer or less severe side effects, or are more convenient.
●	Develop and implement strategies that erode our anticipated cost advantage, including by lowering list prices, developing partnerships with payers, or offering other incentives.

With respect to the key success factors in our industry, including clinical efficacy and safety, breadth and depth of programs, affordability for patients and health systems, and quality of payer partnerships, we believe that our company and innovative business model will allow us to compete favorably.

Intellectual property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Our commercial success depends, in part, on our ability to obtain, maintain, enforce, and protect our intellectual property and other proprietary rights for the technology, inventions, and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims, if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products.

Patent portfolio

Aumolertinib (EQ143)

As of March 15, 2021, we exclusively licensed three patent families from Hansoh that cover aumolertinib. The first patent family, covering the composition of matter and methods of using aumolertinib, includes two U.S. granted patents with claims covering aumolertinib. This family includes cases that are granted in Australia, Europe, Japan, Russia and South Africa and pending in Brazil, Canada, India, South Korea and Mexico. The United States granted patents and any foreign patent issuing from this patent family are scheduled to expire in 2035, excluding any additional term for patent term extension. The second patent family, covering certain solid forms and salts of aumolertinib, includes a granted U.S. patent with claims covering a specific crystalline form of aumolertinib and a pending U.S. application. This family also includes cases that are granted in Australia, Europe and Russia and pending in Canada, Japan and South Korea. The U.S. granted patent and any U.S. or foreign patent issuing from this patent family are scheduled to expire in 2036, excluding any additional term for patent term extension. The third patent family, covering certain formulations of aumolertinib, is pending in the United States, Australia, Canada, Japan, and South Korea. Any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2037, excluding any additional term for patent term adjustment or patent term extension.

Sugemalimab (EQ165)

As of March 15, 2021, we exclusively licensed one patent family from CStone that covers compositions of matter and methods of using sugemalimab. This family includes a granted U.S. patent covering the composition of matter, and a pending U.S. application covering additional compositions and methods of treatment. This family also includes cases that are granted in Russia and pending in Australia, Brazil, Canada, Europe, Indonesia, India, Israel, Japan, South Korea, Mexico, Saudi Arabia, Singapore, and Thailand. The U.S. granted patent accrued patent term adjustment and will expire in 2037, excluding any additional term for patent term extension. Any additional U.S. or foreign patent issuing from this patent family is scheduled to expire in 2036, excluding any additional term for patent term extension.

Lerociclib (EQ132)

As of March 15, 2021, we exclusively licensed 12 patent families from G1. The first family covers the composition of matter of lerociclib and includes six granted U.S. patents and a pending U.S. application. This family also includes cases that are granted in Canada, Israel, Japan, Mexico and Russia and pending in Brazil. The U.S. granted patents and any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2031, excluding any additional term for patent term extension. The second family covers methods of using lerociclib for the treatment of certain retinoblastoma protein (Rb) positive cancers and includes three granted U.S. patents and a pending U.S. application. This family also includes cases that are granted in Japan and pending in Europe and Canada. The U.S. granted patents and any U.S. or foreign patent issuing from this patent family are scheduled to expire in 2034, excluding any additional term for patent term extension. The third family covers methods of using lerociclib for the treatment of certain B and T cell cancers and includes one granted U.S. patent and one pending U.S. application. This family also includes cases that are granted in Japan and pending in Canada and Europe. The granted U.S. patent and any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2034, excluding any additional term for patent term extension. The fourth family covers methods of using lerociclib using certain combinations and dosing regimens in Rb positive cancers, and includes one granted U.S. patent, one pending U.S. application, and one pending European application. The granted U.S. patent and pending applications, if granted, will expire in 2035, excluding any additional term for patent term extension. The fifth patent family covers methods of synthesizing lerociclib and includes one granted U.S. patent and one pending U.S. application. This family also includes cases that are pending in the African Regional Intellectual Property Organization (ARIPO), Brazil, Canada, the Eurasian Patent convention, Europe, Israel, Japan, Mexico, Russia, and South Africa. The U.S. granted patent and any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2037. The sixth patent family covers certain solid forms of lerociclib. This patent family includes cases that are pending in the United States, the ARIPO, Brazil, Canada, the Eurasian Patent convention, Europe, Israel, Japan, Mexico, Russia, and South Africa. The pending applications, if granted, will expire in 2038, excluding any additional term for patent term adjustment or patent term extension. The seventh family covers certain methods of synthesizing lactams, and includes two granted U.S. patents and patents granted in Canada and Israel. The U.S. granted patents, and any U.S. foreign patent issuing from this patent family, are scheduled to expire in 2033. The remaining patent families are directed to additional methods of treatment and dosage forms, and are pending in the U.S. and other major jurisdictions, including Brazil, Canada, Europe, Israel, Japan, and Mexico. Any U.S. or foreign patent issuing from these patent families is scheduled to expire ranging from 2038 to 2040, excluding any additional term for patent term adjustment or patent term extension.

Nofazinlimab (EQ176)

As of March 15, 2021, we exclusively licensed one patent family from CStone that covers compositions of matter and methods of using nofazinlimab (EQ176). This family includes a pending U.S. patent, as well as cases that are granted in Australia and South Korea and pending in Brazil, Canada, Europe, Israel, India, Indonesia, Japan, Korea, Mexico, Russia, Saudi Arabia, Singapore, and Thailand. Any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2036, excluding any additional term for patent term adjustment or patent term extension.

EQ121

As of March 15, 2021, we exclusively licensed one patent family from Lynk Pharmaceuticals that covers compositions of matter and methods of using EQ121. This family includes a pending U.S. patent as well as cases that are pending in Australia, Brazil, Canada, Europe, India, Indonesia, Israel, Japan, South Korea, Mexico, Russia, Saudi Arabia, Singapore, and Thailand. Any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension.

Trade secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect our trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and partners. These agreements generally require that all confidential information developed or made known during the course of an individual or entity’s relationship with us be kept confidential during and after the relationship. These agreements also generally provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Government regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics. We, along with our vendors, contract research organizations (CROs), clinical investigators, and contract manufacturing organizations, or CMOs, will be required to comply with the various preclinical, clinical, manufacturing, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining and regulatory approvals of drugs and biologics and ensuring subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and biologics under the FD&C Act and the Public Health Service Act, or PHSA, as amended, and their implementing regulations. Both drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other regulatory requirements at any time with respect to product development, clinical testing, approval, or any other requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties, or criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the U.S. For drug product candidates regulated under the FD&C Act, the FDA must approve a New Drug Application, or NDA. For biologic product candidates regulated under the FD&C Act and PHSA, the FDA must approve a Biologics License Application, or BLA. The process is similar and generally involves the following:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
●	completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
●	submission to the FDA of an investigational new drug application (IND), which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;
●	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

●	preparation and submission to the FDA of an NDA or BLA;
●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
●	satisfactory completion of one or more FDA pre-approval or pre-license inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods, and controls are adequate to preserve the drug or biologic product’s identity, strength, quality, and purity;
●	satisfactory completion of an FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA;
●	payment of user fees for FDA review of the NDA or BLA; and
●	FDA review and approval of the NDA or BLA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.

Preclinical studies and clinical trials for drugs and biologics

Before testing any drug or biologic in humans, a product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation, and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies related to the product. The IND also includes the results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. The FDA must notify the sponsor of the grounds for the hold, and the sponsor must resolve any identified deficiencies before the clinical trial can begin. Submission of an IND may result in the FDA’s not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until the deficiencies articulated by the FDA are corrected.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in the relevant clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used in monitoring the product candidate’s safety and evaluating its effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The

FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial  sponsor, known as a data safety monitoring board (DSMB), which provides authorization for whether a study may move forward at designated checkpoints based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of the product candidate’s efficacy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase 1 investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor that wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA will nevertheless accept the results of the study in support of an NDA or BLA if the study was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of the clinical trial in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and the FDA is able to validate the data through an on-site inspection if deemed necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through other appropriate means.

Clinical trials to evaluate therapeutic indications to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, which may overlap.

●	Phase 1 — Phase 1 clinical trials typically involve the initial introduction of the investigational product in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, excretion, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
●	Phase 2 — Phase 2 clinical trials typically involve the administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule, and to identify possible adverse side effects and safety risks.
●	Phase 3 — Phase 3 clinical trials typically involve the administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA or BLA.

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts is included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

Post-approval trials, sometimes referred to as Phase 4 clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of NDA or BLA approval.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 calendar days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected AEs, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Expanded access

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

There is no requirement for a company to provide expanded access to its investigational products. However, if a company decides to make its investigational product available for expanded access, FDA reviews each request for expanded access and determines if treatment may proceed. Expanded access may be appropriate when all of the following criteria apply: the patient has a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential benefit justifies the potential risks of the treatment, and the potential risks are not unreasonable in the context of the disease or condition to be treated; and providing the investigational product for the requested use will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the expanded access use or otherwise compromise the potential development of the expanded access use.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. While there is no obligation for a drug manufacturer to make its drug products available to eligible patients under the Right to Try Act, the 21st Century Cures Act requires the manufacturer to develop a policy for evaluating and responding to patient requests for expanded access. This policy must be made public and readily available and include company contact information and expected response times.

U.S. marketing approval for drugs and biologics

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indications. A BLA is a request for approval to market a new biologic for one or more specified indications and must contain proof of the biologic’s safety, purity, and potency for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug, or the safety, purity and potency of the investigational biologic, to the satisfaction of the FDA. The FDA must approve an NDA or BLA before a drug or biologic may be marketed in the United States.

The FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facilities in which it is manufactured, processed, packaged, or held and meets standards, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality, and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA) the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA or BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or BLA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by the FDA’s requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA or BLA must be accompanied by a substantial user fee. The FDA adjusts PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (REMS) if it believes that a risk evaluation and mitigation strategy is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, special monitoring, or other risk-minimization tools.

The FDA may refer an application for a novel drug or biologic to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete, but the application is not ready for approval. A Complete Response Letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant ODD to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 individuals in the U.S. when there is no reasonable expectation that the cost of developing and making the product available in the U.S. for the disease or condition will be recovered from sales of the product. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process, although companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare pediatric disease designation and priority review vouchers

Under the FD&C Act, the FDA incentivizes the development of products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (PRV). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor that chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of its marketing application if it requests such a voucher in its original marketing application and meets all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

Expedited development and review programs for drugs and biologics

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include fast track designation, BTD, priority review and accelerated approval. The purpose of these programs is to expedite the development or review of important new drugs and biologics to get them to patients more quickly than standard FDA review timelines typically permit.

A new drug or biologic is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application.

In addition, a new drug or biologic may be eligible for BTD if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. BTD provides all the features of fast track designation in addition to intensive guidance on an efficient product development program beginning as early as Phase 1, and the FDA’s organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with fast track or BTD, may also be eligible for additional FDA programs intended to expedite the review and approval process, including priority review designation and accelerated approval. A product is eligible for priority review once an NDA or BLA is submitted, if the product that is the subject of the marketing application has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review. Products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120 day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review, or approval may not be shortened. Furthermore, fast track designation, BTD, priority review and accelerated approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, although they may expedite the development or review process.

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act (PREA), as amended, certain NDAs and BLAs and certain NDA and BLA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor that is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to a drug or biologic for an indication for which orphan drug designation has been granted, except that PREA will apply to an original NDA or BLA for a new active ingredient that is orphan-designated if the drug or biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

A product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

U.S. post-approval requirements for drugs and biologics

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of AEs with the product, complying with promotional and advertising requirements, which include restrictions on promoting products for unapproved uses or in patient populations that are not described in the product’s approved label (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but it does impose stringent restrictions on manufacturers’ communications regarding off-label uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Promotional materials for approved drugs and biologics must be submitted to the FDA in conjunction with their first use or first publication, and may be required to be reviewed in advance in certain circumstances such as for products that receive accelerated approval. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or BLA or NDA or BLA supplement, which may be denied or may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs and biologics are required to register their facilities with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements on sponsors and their CMOs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that a sponsor may use. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug and biologic products must also comply with product tracking and tracing requirements and for notifying FDA of counterfeit, diverted, stolen, and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with statutory and regulatory requirements may subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties, or criminal prosecution. There is also a continuing, annual program user fee for any marketed product.

The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
●	the issuance of safety alerts, Dear Health Care Provider letters, press releases, or other communications containing warnings or other safety information about the product;
●	fines, warning letters, or holds on post-approval clinical trials;

●	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties;
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; and
●	mandated modification of promotional materials and labeling and issuance of corrective information.

United States patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of a drug or biologic, some United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. An NDA or BLA applicant may apply for restoration of the patent term for its currently owned or licensed patents to add patent life beyond a patent’s current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is considered a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (ANDA), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides for three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

United States biosimilars and exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the ACA), signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act (BPCIA), which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars in the U.S. Biosimilarity, which requires that there be no clinically meaningful differences between the biologic product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference product.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Other regulatory matters

Manufacturing, labeling, packaging, distribution, sales, promotion, and other activities of product candidates following product approval, where applicable, or commercialization are also potentially subject to federal, state, and local consumer protection and unfair competition laws, among other requirements to which we may be subject. Additionally, the activities associated with the commercialization of product candidates is subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (HHS), the Department of Justice (DOJ), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and government agencies.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements may subject companies to legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a company to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defended against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales, or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in statutes, regulations, or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional recordkeeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other healthcare laws

Coverage and reimbursement

Government authorities and third-party payers, such as private health insurers and health maintenance organizations, determine which medications they will pay for and establish reimbursement levels. In the United States and markets in other countries, patients generally rely on these governments or payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private payers is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is also significant uncertainty related to the insurance coverage, and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS determines whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payers tend to follow CMS to a substantial degree. Further, due to the ongoing COVID-19 global pandemic, millions of individuals have lost or may lose employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

Payers determining reimbursement level consider multiple factors, including whether the product is:

●	a covered benefit under its health plan;
●	safe, effective, and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the U.S. government, such as average sales price (ASP) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S., and generally prices in the European Union tend to be significantly lower than those in the United States.

Other healthcare laws and compliance requirements

In the United States, our current and future operations are subject to regulation by various federal, state, and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of HHS (such as the Office of Inspector General (OIG), Office for Civil Rights and the Health Resources and Service Administration), the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. Our clinical research, sales, marketing, scientific/educational grant programs, collaboration agreements, and partnerships with third-party payers, providers, PBMs, and other entities may be subject to the following laws, each as amended, as applicable:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and providers, prescribers, purchasers, and formulary managers, among others, on the other. The HHS and OIG, heavily scrutinizes relationships between pharmaceutical companies and persons in a position to generate referrals for or the purchasing of their products such as healthcare providers and PBMs;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;
●	The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses (collectively, covered entities) as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information, or protected health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign analogs of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have also adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payers, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union’s General Data Protection Regulation (EU) 2016/679, or the GDPR, which became effective on May 25, 2018, also govern the privacy and security of personal data, including health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and, if we fail to comply with an applicable state law requirement, we could be subject to penalties.

Healthcare reform

Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70%

pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction payments, or CSRs, to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers that argued the payments were owed to them. On April 27, 2020, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding that the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

In addition, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through

March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke, or otherwise modify these executive and administrative actions after January 20, 2021.

Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN), Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologics based on the lowest price drug manufacturers receive in OECD countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates in Canada and other OECD countries. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

Other U.S. environmental, health, and safety laws and regulations

We may be subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties, or other sanctions.

Personal data processing

The collection, use, transfer, disclosure, retention, security, and other processing of personal data (including, without limitation, clinical trial data and other personal health data) (collectively, Process or Processing) may be subject to independent and overlapping data security and privacy regulatory frameworks in the various jurisdictions in which we operate. These frameworks are evolving and may impose potentially conflicting obligations. For example, in the European Economic Area (EEA), the GDPR, which became effective May 25, 2018, governs the Processing of personal data (GDPR). The GDPR applies to any company established in the EEA and to companies established outside the EEA that Process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers (such as clinical trial sponsors) of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” Processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection for personal data, like the United States. Such transfers of personal data outside of the EEA require the use of a valid “transfer mechanism” and, in many cases, the implementation of supplementary technical, organizational and/or contractual measures. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines of up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal data in certain circumstances, and claim material and non-material damages resulting from infringement of the GDPR. Notwithstanding the United Kingdom’s withdrawal from the European Union, by operation of the so-called “UK GDPR”, the GDPR continues to apply in substantially equivalent form in the context of the United Kingdom (UK), UK establishments and UK-focused personal data Processing operations. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the EU Commission recently adopted adequacy decisions for the United Kingdom to facilitate data transfers between the EU and the United Kingdom, the respective provisions and enforcement of the GDPR and UK GDPR may diverge in the future and create additional regulatory challenges and uncertainties. Additionally, other countries outside of Europe have enacted or are considering enacting similar privacy and data protection laws, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted its Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.

In the United States, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered businesses to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information, as well as the right to request, modify, and delete personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. For example, Virginia recently enacted the Consumer Data Protection Act that will become effective on January 1, 2023, and is similar to the CCPA and CPRA, and Colorado recently enacted the Colorado Privacy Act, which will become effective on July 1, 2023, and which is similar to the CCPA and Virginia law. While the CCPA and CPRA provide exceptions for certain activities involving data collected in the context of clinical trials, health data governed by California’s Confidentiality of Medical Information Act, and PHI governed by HIPAA, and other state laws may contain similar exceptions, we cannot yet determine the impact the CCPA, CPRA, or other such existing or future laws, regulations and standards may have on our business.

Given the breadth and depth of changes in data protection obligations, achieving, and maintaining compliance with applicable data protection laws and regulations such as the GDPR, UK GDPR and CCPA will require significant time, resources and expense, and we may be required to put in place new or additional mechanisms to ensure compliance with current, evolving and new data protection requirements. This may be an onerous undertaking and adversely affect our business, financial condition, results of operations and prospects.

Government regulation of drugs and biologics outside of the United States

European drug development

Our future products may also be subject to extensive regulatory requirements in the European Union. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the new  Regulation will at that time begin to apply to the clinical trial. The new Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the European Union. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.

European drug review and approval

In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization (MA). There are two main types of MAs:

●	The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the EMA, and is valid throughout the entire territory of the European Union and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, including products produced by certain biotechnological process, products designated as orphan medicinal products, advanced-therapy medicinal products (i.e., gene-therapy, somatic cell therapy, or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure, the maximum timeframe for the evaluation of a MA application by the European Medicines Agency, or EMA, is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, which makes the final decision to grant a marketing authorization within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is 150 days, excluding stop clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
●	National MAs, which are issued by the competent authorities of the Member States of the European Union and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, all of which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment report, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all of the Member States (i.e., in the RMS and the Concerned Member States).

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

European data and market exclusivity

In the European Union, innovative medicinal products (including both small molecules and biologic medicinal products), sometimes referred to as new active substances, approved on the basis of a complete independent data package, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the European Union until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests, and clinical trials.

European orphan drug designation and exclusivity

In the  European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that: (1) are intended for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects no more than 5 in 10,000 persons in the European Union when the application is made, or (ii) it is unlikely that the  product, without the benefits derived from orphan status, would generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or, if such a method exists, the product in question would be of significant benefit to those affected by the condition.

In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, and ten years of market exclusivity is granted following marketing approval for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process in the EEA.

European pediatric investigation plan

In the European Union, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or the PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval). In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (meaning there is no satisfactory method of diagnosis, prevention, or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage), and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Post-approval requirements

Similar to the United States, in the EEA, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. This obligation to appoint a qualified person for pharmacovigilance similarly applies in the United Kingdom. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MA applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising, and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under European Union directives, the details are governed by regulations in each Member State and can differ from one country to another.

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians or other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.

Payments made to physicians or other healthcare professionals in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The aforementioned European Union rules are generally applicable in the EEA.

Pricing and reimbursement

In the European Union, pricing and reimbursement schemes vary widely from country to country. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so-called health technology assessments (HTAs)) in order to obtain reimbursement or pricing approval.

The European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union Member States and parallel trade (arbitrage between low-priced and high-priced Member States) can further reduce prices. Special pricing and reimbursement rules may apply to orphan medicinal products. Inclusion of orphan medicinal products in reimbursement systems tends to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use, and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply.

Brexit and the regulatory framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit, and the United Kingdom officially withdrew from the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020 (Transition Period), during which the European Union’s rules continued to apply. However, the European Union and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current European Union regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United Kingdom and European Union pharmaceutical legislation.

Great Britain is no longer covered by the European Union’s procedures for the grant of centralized marketing authorizations (as a result of the Northern Ireland Protocol, Northern Ireland will be covered by the centralized authorization procedure and can be covered as a Concerned Member State under the decentralized or mutual recognition procedures). A separate marketing authorization will therefore be required to market drugs in Great Britain. All medicinal products with a valid centralized MA on January 1, 2021 were automatically converted into Great Britain MAs (unless the MA holder opted out of such a conversion). For two years starting on  January 1,  2021, the United Kingdom’s regulator, Medicines and Healthcare products Regulatory Agency (MHRA), may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). Various national procedures are now available to place a drug on the market in the United Kingdom, Great Britain, or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required).

Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the European Union) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of a marketing authorization application for a United Kingdom or Great Britain MA. The criteria for orphan designation are the same as in the European Union, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the European Union, and the prevalence of the condition must be no more than 5 in 10,000 persons in Great Britain).

The UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the MHRA has opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation is open until 14 March 2022.

China – Human Genetic Resources Approval

According to the Interim Measures for the Administration of Human Genetic Resources, promulgated by China’s Ministry of Science and Technology and Ministry of Health (MOH) jointly on June 10, 1998, an additional approval is required for any foreign companies or foreign affiliates that conduct trials in China. Prior to beginning a trial, the foreign sponsor and the Chinese clinical trial site are required to obtain approval from the Human Genetic Resources Administration of China, or HGRAC, which is an agency under the Ministry of Science and Technology, to collect any biological samples that contain the genetic material of Chinese human subjects, and to transfer cross-border the samples or associated data. Furthermore, one of the key matters that is subject to the HGRAC review and approval process is the IP sharing arrangement between Chinese and foreign parties. The parties are required to share patent rights to inventions arising from the analysis of the samples. Conducting a clinical trial in China without obtaining the relevant HGRAC preapproval will subject the sponsor and trial site to administrative liability, including confiscation of HGRAC samples and associated data, and administrative fines.

On July 2, 2015, the Ministry of Science and Technology issued the Service Guide for Administrative Licensing Items concerning Examination and Approval of Sampling, Collecting, Trading, Exporting Human Genetic Resources, or Taking Such Resources out of the People’s Republic of China, or PRC, which provides that foreign-invested sponsors that sample, collect, or research human genetic resources in clinical trials shall be required to apply for approval of the China Human Genetic Resources Management Office through its online system. On October 26, 2017, the Ministry of Science and Technology issued the Circular on Optimizing the Administrative Examination and Approval of Human Genetic Resources, which simplified the approval for sampling and collecting human genetic resources for the purpose of commercializing a drug in the PRC. On May 28, 2019, the State Council of PRC issued the HGR Regulation, which became effective on July 1, 2019. The HGR Regulation regulates the collection, preservation, usage and provision abroad of China’s human genetic resources. According to this regulation, “human genetic resource” includes human genetic resource materials and information. Human genetic resource materials refer to organs, tissues, cells and other genetic materials containing human genome, genes and other genetic materials. Human genetic resource information refers to information, such as data, generated by human genetic resources materials. The Ministry of Science and Technology is responsible for the management of human genetic resources at the national level, and the administrative departments of science and technology under the provincial governments are responsible for the management of human genetic resources at local level. Foreign entities, individuals and such entities established or actually controlled by foreign entities are not allowed to collect or preserve China’s human genetic resources or provide human genetic resources abroad. If foreign entities and individuals and foreign-established or foreign-controlled entities intend to use China’s human genetic resources for conducting scientific research, they must comply with the applicable Chinese laws, regulations and rules (including any approval requirements) and carry out such research through collaboration with Chinese research institutions, universities, medical institutions or enterprises. The HGR Regulation formalized the approval requirements pertinent to research collaborations between Chinese and foreign-owned entities. Pursuant to the new rule, a new notification system (as opposed to the advance approval approach originally in place) is put in place for clinical trials using China’s human genetic resources at clinical institutions without involving the export of human genetic resources outside of China.

Rest of the world regulation

For other countries outside of the EEA, the United Kingdom, and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, privacy, information security, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Manufacturing

We developed our manufacturing strategy with the aim to deliver reliability, quality, and affordability for our future customers, the Global Buyers Club. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. As such, we are developing robust and replicable manufacturing processes and analytical methods in concert with world-class, global CMOs. Additionally, we plan to maintain efficient use of inventory, leveraging advanced supply chain planning capabilities and storing inventory at the most strategic points of the value chain to also ensure reliability of supply for us and our combination partners, as appropriate.

For clinical supply, we use CMOs that act in accordance with the FDA’s cGMP for the manufacturing of drug substance and product. We expect to rely on third parties for the production of all clinical supply drug substance and drug product. We use additional contract manufacturers to fill, label, package, store and distribute investigational drug products. It is our intent to identify and qualify additional manufacturers to provide drug substance and drug product services (including packaging and distribution) as products move into the regulatory approval stage for any product candidates that complete clinical development. In parallel, we are designing our supply chains for late-stage clinical programs with dual sourcing of both drug substance manufacturing and drug product formulation.

All of our CMOs have Quality Management Systems in line with U.S., EU and UK regulatory expectations and our internal quality function has full oversight responsibility, including on-site pre- and post-approval inspections, for those suppliers. The quality oversight is ensured through the supply and quality agreements agreed with all of our suppliers.

As our portfolio expands, we will continue to evaluate whether there is strategic benefit to internalizing certain technologies or processes. This assessment will be based on our priorities of quality, reliability, and affordability, as well as risk management factors, including geopolitical.

Human Capital

As of December 31, 2021, we had 242 full-time employees, of which 57 have M.D. or Ph.D. degrees. At such date, we also had two part-time employees, and approximately 50 consultants/contractors. Within our workforce, 129 employees are engaged in research and development and 115 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be very strong, as evidenced by our more than 30 awards for company culture and leadership.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

The mailing address for our principal executive office is 50 Hampshire Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 315-2255. Our website address is https://eqrx.com. The information contained in or accessible from our website is not incorporated into this annual report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10 K and our other public filings with the SEC, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and price of our securities. In addition, there are additional risks not described below that either are not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our securities.

Risks Related to Our Financial Status, Business Model and Growth Plans

We do not currently have, and may never have, any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including establishing our business model and key third-party relationships with payers, completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements.

We currently do not have any products approved for commercial sale and cannot guarantee that we will ever receive necessary regulatory approvals to commercialize any products. Further, we have not generated any revenue to date. Our ability to become and remain profitable depends upon our ability to generate revenue from product sales or execute other business arrangements. Our current product candidates are in various stages of development, and we do not expect to generate any revenue from the sale of approved products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our products, if approved. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete our ongoing and planned preclinical and clinical studies for our pipeline programs;
●	timely file and gain acceptance of investigational new drug applications (INDs) for our programs in order to commence planned clinical trials or future clinical trials;
●	successfully enroll subjects in, and complete, our ongoing and planned clinical trials;
●	obtain data and other development support from our third-party collaborators, including Hansoh, CStone, G1, Genor and others;
●	initiate and successfully complete all safety and efficacy studies required to obtain regulatory approval for our product candidates, and additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates;
●	successfully demonstrate to the satisfaction of the FDA, EMA, MHRA, or comparable regulatory authorities the safety and efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;

●	successfully manage the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates, if any;
●	obtain the timely receipt of necessary marketing approvals from the FDA, EMA, MHRA or comparable regulatory authorities;
●	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payers;
●	position our product candidates to effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement for our products;
●	enforce and defend intellectual property rights and claims; and
●	maintain a continued acceptable safety profile of our products following approval.

Due to the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable could decrease the value of our shares and impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

Our business and pricing model is untested and may never be successful or generate sufficient revenue to lead to profitability.

We are building a pipeline of innovative new product candidates to address diseases like cancer and immune-inflammatory diseases that are the top categories of drug spend today and which we expect will continue to be in the future. By leveraging proven druggable targets and a focus on efficiency, together with building deep strategic partnerships with health systems and payers, we anticipate a higher probability of program development and regulatory success, a lower risk-adjusted cost of drug development and a more streamlined access model, which we intend to translate into significantly reduced operating expenses for us and lower product prices for payers and providers. When coupled with the power of our planned Global Buyers Club built at scale and re-calibrating market demand to our lower-priced products, we believe our model will change drug pricing dynamics for the benefit of patients worldwide. However, each aspect of our business and pricing model is untested in the pharmaceutical industry, and any of the assumptions underlying our expectations may be incorrect. There can be no assurance that our pricing model will achieve market acceptance or be able to compete effectively with existing models or models introduced in the future. Moreover, there is no guarantee that we will be able to implement our pricing model in all markets, and we may determine not to seek approval of certain product candidates, or market certain products, in jurisdictions where we do not consider it to fit within our overall strategy.

In addition, our Global Buyers Club may not achieve the size, scale or market power that we intend, for a variety of reasons, including but not limited to, it not generating enough interest from health systems and payers, or not being able to create strategic partnerships with health systems and payers, or not converting our existing strategic partnerships, partnership arrangements, or non-binding MOUs into commercial contracts into definitive agreements with terms acceptable to us. Given the novel nature of these contractual arrangements, external pricing and market pressures, and differing views on our ability to change the pharmaceutical pricing model, we are unable to accurately and precisely predict the timing or number of relationships we will establish, if any. Price competition from large pharmaceutical companies may persist or even increase despite any changes in market dynamics, which may further limit our ability to affect drug pricing discussions from a market demand standpoint. Our business and pricing model may never be successful or generate sufficient revenue to lead to profitability. Our competitors or new market entrants may adopt similar pricing models, or novel or otherwise more favorable pricing models, including increasing rebates or implementing higher rebates across their portfolio of products, leading to significant price competition and/or reducing or eliminating our competitive advantage, each of which could adversely affect our revenues.

Our business model requires us to scale our pipeline through increasing the number of product candidates that we in-license, discover alone or in partnership, or acquire, and developing such product candidates, which we may be unable to successfully achieve or maintain.

Our business model requires us to scale through the development or acquisition of many additional product candidates, which we may be unable to achieve or maintain. Our business model requires that we continually review, evaluate and consider potential acquisitions of additional product candidates. In such evaluations, we will be required to make difficult judgments regarding the value of such additional product candidates. We may not be successful in identifying attractive acquisition opportunities. Even if we are successful in identifying attractive asset acquisition opportunities, we may not successfully execute the transaction on terms acceptable to us, due to lack of financial resources or other reasons. We may also experience increased competition for attractive assets from other pharmaceutical companies, many of which have significantly more resources than we do. We may also experience additional challenges in the acquisition of certain assets, including but not limited to geopolitical considerations when acquiring assets from outside the United States. The time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may also divert the attention of members of our management from the operations of our company.

Even if we are successful in acquiring additional product candidates, we may not successfully integrate them into our existing operations or derive the anticipated benefits of such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investments. Given our limited resources, we may also forego acquisition of product candidates that later prove to have greater commercial potential. Product candidates that we acquire will also be subject to the risks and uncertainties associated with developing product candidates.

In addition, we may not be successful in our efforts to identify, engineer, or develop additional product candidates in the future either internally or through our current or future collaboration partners. Research programs to identify new product candidates require substantial technical, financial and human resources. Product candidates that we develop internally through our own efforts or with our research collaboration partners may be more expensive to discover, develop or manufacture than we expect, which could require us to adjust our pricing model or de-emphasize certain development efforts in the near or long-term. Moreover, several of our collaboration partners rely on artificial intelligence and machine learning approaches for target selection, product development, and product testing, and these approaches remain unproven as dependable drug discovery and engineering methods. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including our inability to design such product candidates with the properties that we desire. Potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. We may also be limited in our ability to pursue multiple indications with any one product candidate, due to financial or other resource constraints, development issues or regulatory obstacles. Even if we are able to pursue multiple indications, we may not be able to do so as quickly or successfully as our competitors, which may impact our ability to gain market acceptance across multiple indications for any one product candidate. If we are unable to identify suitable additional candidates for development, our opportunities to successfully develop and commercialize therapeutic products will be limited.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our ability to execute our business strategy, as well as operating results and financial condition.

As of December 31, 2022, we had 242 full-time employees, two part-time employees, and approximately 50 consultants/contractors. As we continue development of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, commercial and other capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of our management. Our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to these growth activities, including identifying, recruiting, integrating, maintaining, and motivating additional employees, managing our research and development efforts effectively, including the clinical trials and the FDA’s or other regulatory authorities’ review process for our product candidates, while complying with our contractual obligations to contractors and other third parties and improving our operational, financial and management controls, reporting systems and procedures. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or could disrupt our operations. We may acquire additional technology or complementary businesses in the future. The competition to acquire or in-license rights to promising products, product candidates, research programs, and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development, and commercialization resources and personnel than we have. Therefore, even if appropriate opportunities are available, we may not be able to acquire rights to them on acceptable terms, or at all. Furthermore, acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies, or the loss of key employees from either our business or the acquired businesses. If we fail to integrate or otherwise manage an acquired business successfully and in a timely manner, resulting operating inefficiencies could increase our costs more than we planned, could negatively impact the price of our securities and could otherwise distract us from execution of our strategy.

Our success depends on our ability to respond and adapt to changes in the drug development industry, including payer, medical practice, medical provider and prescriber behavior. We may be unsuccessful in achieving broad market education and acceptance or changing prescribing or purchasing habits of healthcare system participants, or keeping up to date with recent developments in the medical field regarding treatment options.

Our success and future growth largely depend on our ability to increase awareness of our platform and offerings, and on the willingness of healthcare system participants to purchase our lower-priced future medicines for the treatment of patients. We believe most healthcare system participants make prescribing or purchasing decisions for healthcare products and services on the basis of traditional factors, such as clinical data, insurance coverage and availability at nearby pharmacies. To effectively market our platform and products, we must educate healthcare system participants about the benefits of our platform and offerings. We cannot provide assurances that we will be successful in changing prescribing or purchasing habits of healthcare system participants or that we will achieve broad market education or awareness among healthcare system participants. Even if we are able to raise awareness among healthcare system participants, they may be slow in changing their habits and may be hesitant to use our platform and offerings for a variety of reasons, including but not limited to:

●	lack of experience with our company and products, and concerns that we are relatively new to the industry;
●	existing perceptions that medicines that are priced at lower prices are inferior in safety or efficacy to higher priced market leaders;
●	perceived health, safety or quality risks associated with the use of a new platform or product;
●	perception that we do not provide adequate discounted prices or only offer savings for a limited selection of medications;
●	traditional or existing relationships with pharmacies, pharmacists, PBMs, group purchasing organizations or other providers;
●	competition and negative selling efforts from competitors, including competing offerings and price matching programs;
●	concerns that our product candidates are not as safe or effective as first-to-market medicines, including because clinical development of our product candidates in some cases will have been performed by third parties; and
●	pre-existing or intractable prescribing habits among doctors or guidelines among payers that limit products like ours from gaining market share.

If we fail to achieve broad market education and adoption, or if we are unsuccessful in changing prescribing or purchasing habits of healthcare system participants, our business, financial condition and results of operations would be adversely affected.

We may be unable to continue to attract, acquire and retain third-party collaborators, including payers, collaboration partners and licensors, or may fail to do so in an effective manner. Our collaborations with third-party collaborators are also subject to certain risks.

Our success depends in part on our ability to effectively attract and acquire third-party collaborators and retain our existing collaborators, across several strategic areas, including acquiring additional product candidates, establishing our Global Buyers Club, and conducting research collaborations. We have made significant investments related to attracting, acquiring and retaining third-party collaborators but cannot assure you that our efforts will be effective or that benefits realized from our partnerships with any new third-party collaborators will ultimately exceed the costs incurred in attracting, acquiring or retaining such collaborators. If we fail to deliver products at significantly lower prices, we may be unable to attract or retain payer purchasers, which may impede our efforts to attract, acquire or retain third-party business collaborators. If we are unable to attract, acquire or retain third-party collaborators at a rate sufficient to grow our business, we may be unable to maintain the scale necessary for operational efficiency and to drive beneficial and self-reinforcing network effects across the broader healthcare ecosystem, which may adversely impact consumer interest in our offerings, in which case our business, financial condition and results of operations would be adversely affected.

Our collaborations with third-party business collaborators are also subject to a number of risks, including but not limited to:

●	adverse decisions by a third party regarding the amount and timing of resource expenditures for the development and commercialization of product candidates;

●	possible disagreements as to the timing, nature and extent of development plans, including clinical trials or regulatory approval strategy;
●	delays or non-performance by our collaborators in performance of their contractual obligations, including delivery of data to us;
●	lack of alignment between specifications for products and specifications that have or might be approved by regulatory authorities;
●	the right of a third-party business collaborator to terminate its agreement with us on limited notice upon the occurrence of certain defined events;
●	loss of significant rights if we fail to meet our obligations under a collaboration agreement;
●	withdrawal of support by a third-party business collaborator following change of that collaborator’s corporate strategy or due to competing priorities;
●	changes in key management personnel at a third-party business collaborator that are members of the collaboration’s various operating committees; and
●	possible disagreements with a third-party business collaborator regarding a collaboration agreement or ownership of proprietary rights, including with respect to inventions discovered under the applicable collaboration agreement.

Due to these factors and other possible disagreements with a third-party collaborator, including potential disputes over intellectual property ownership or timely access to clinical data, we may be delayed or prevented from developing, manufacturing or commercializing product candidates or we may become involved in litigation or arbitration, which would be time-consuming and expensive.

For additional information regarding the risks that may apply to our relationships with third parties, see the section entitled “— Risks Related to Our Strategic Agreements and Relationships with Third Parties” appearing elsewhere.

Risks Related to Our Financial Position, Capital Requirements and Limited Operating History

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred significant operating losses since inception. Our net losses were $100.0 million and $250.0 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $358.5 million and $258.5 million as of December 31, 2021 and 2020, respectively. We have funded our operations principally from the sale of equity securities and our merger with receipt of funds from the trust account in the Business Combination. We have devoted most of our financial resources to the research and development of product candidates and the acquisition of products and development rights through business development transactions. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to invest in the acquisition of additional assets to scale our business and development of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, and regulatory requirements, maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations. We will need to generate significant additional revenue to achieve and sustain profitability. Our failure to achieve or sustain profitability could negatively impact the value of our securities.

Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our limited operating history and our evolving business make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

●	accurately forecast our revenue and plan our expenses;
●	attract new payers and retain and expand relationships with existing payers;
●	successfully introduce new products and services;
●	successfully compete with current and future competitors;
●	successfully expand our business in existing markets and enter new markets and geographies;
●	comply with existing and new laws and regulations applicable to our business and the industry in which we operate;
●	anticipate and respond to macroeconomic changes as well as changes in the markets and geographies in which we operate;
●	maintain and enhance the value of our reputation and brand;
●	maintain and expand our relationships with partners and payers;
●	successfully execute on our sales and marketing strategies;
●	hire, integrate and retain talented people at all levels of our organization;
●	expand through future acquisitions and successfully identify and integrate acquired entities;
●	successfully in-license or acquire other products and technologies and the terms of these transactions;
●	pursue viable product candidates across a variety of indications and disease areas with a lower cost model;
●	successfully prepare, file, prosecute, maintain, expand, defend and enforce patent claims related to our programs; and
●	effectively manage our growth.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described in this “Risk Factors” section and elsewhere in this Annual Report, our business, financial condition, results of operations and prospects could be adversely affected. Further, because we have limited historical financial data and our business continues to evolve, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history, operated a more predictable business or operated in a less regulated industry. We have encountered and will continue to encounter multiple risks and uncertainties that are frequently experienced by growing companies with limited operating histories and evolving business that operate in rapidly changing, highly regulated and competitive industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially.

Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially. These estimates and assumptions include estimates of the total addressable market for our product candidates, assumptions regarding consumer demand and performance and assumptions regarding our ability to meet increased demand. These estimates and assumptions are subject to various factors beyond our control, including, for example, changes in consumer demand, increased costs in the supply chain, increased labor costs, changes in the regulatory environment, the impact of global health crises and changes in our executive team. Our financial projections constitute forward-looking statements, are for illustrative purposes only and should not be relied upon as necessarily being indicative of future results. The assumptions and estimates underlying such financial projections are inherently uncertain and are subject to a wide variety of significant business, economic, competitive and other risks and uncertainties. Actual results may differ materially from the results contemplated by the financial projections. Our independent auditors have not studied, reviewed, compiled or performed any procedures with respect to the projections, and accordingly, they did not express an opinion or provide any other form of assurance with respect thereto. While all financial projections, estimates and targets are necessarily speculative, we believe that the preparation of financial projections involves increasingly higher levels of uncertainty the further out the projection, estimate or target extends from the date of preparation. Accordingly, there can be no assurance that the prospective results are indicative of our future performance or that actual results will not differ materially from those presented in the financial projections.

We have estimated the sizes of the market opportunities for our current and future products, and these market opportunities may be smaller than we estimate.

Our estimates of the total addressable markets for our product candidates, the portions of those markets that we may be able to capture, and related expected timelines are based on a number of internal and third-party estimates and the prices at which we expect our competitors to sell their products in the future. If our estimates are incorrect, or if our competitors adapt their pricing strategy, the total addressable market through which we can sell our current and future product candidates may be significantly smaller than we estimate. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct, and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. For example, if we are delayed in obtaining approvals in certain markets for any of our product candidates, our estimated revenue opportunity will be lower as we will not be able to commercialize products as early as anticipated (such as if we are delayed in filing for FDA approval of sugemalimab or aumolertinib in the United States). This may in turn limit or slow our ability to grow at scale. As a result, our estimates of the annual addressable market for our product candidates may prove to be incorrect. If our estimates regarding total addressable market or patient populations, the price at which we can sell future products or the addressable market for our products candidates is smaller than we have estimated, it may impair our sales prospects and have an adverse impact on our business.

We have broad discretion in the use of capital from the Business Combination and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

Our management has broad discretion in the application of our cash and cash equivalents and could spend the proceeds in ways that do not enhance the value of our securities. We may expend our resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success. The failure by our management to apply these funds effectively could result in a negative impact on our business, cause the price of our securities to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents, including the net proceeds from the Business Combination, in a manner that does not produce income or that loses value. If we do not invest or apply the proceeds of this offering in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Our future need for additional funding depends on many factors, including:

●	the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
●	the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;
●	the number of future product candidates that we may pursue and their development requirements;
●	the costs of commercialization activities for our product candidates, to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
●	our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
●	the costs of operating as a public company.

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our securities to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest may be diluted, and the terms of those securities may include liquidation or other preferences that may adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

We also could be required to seek funds through arrangements with additional collaborators. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, grant licenses on terms that may not be favorable to us or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, any of which may have a material adverse effect on our business, operating results and prospects.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have never successfully completed the regulatory approval process for any of our product candidates, and we may be unable to do so for any product candidates that we in-license, discover alone or in partnership, acquire or develop.

We have not yet demonstrated our ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Certain of our programs are still in preclinical development and may never advance to clinical development. If we are required to conduct additional preclinical studies or clinical trials of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining regulatory approval for our product candidates;
●	not obtain regulatory approval at all;
●	obtain regulatory approval for indications or patient populations that are not as broad as intended or desired;
●	be subject to post-marketing testing requirements after obtaining regulatory approval; or
●	experience having the product removed from the market after obtaining regulatory approval.

Drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and clinical trials are not always predictive of future results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

Currently, all our product candidates are in preclinical and clinical development. It is impossible to predict when or if any of our product candidates will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate in humans the safety and efficacy of our drug product candidates or the safety, purity and potency of our biologic product candidates to the satisfaction of the FDA, EMA, MHRA or comparable regulatory authorities. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. Our preclinical studies and ongoing and future clinical trials may not be successful, which will limit our ability to execute on our business model effectively.

Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA, MHRA or comparable regulatory authorities. The FDA or other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or they may object to elements of our clinical development program, requiring their alteration. For example, the FDA may not accept the data from our Chinese license partners for aumolertinib or sugemalimab.  See “—If regulators do not accept data from our license partners generated in other jurisdictions as a basis for regulatory approvals in our target markets, or we experience delays in obtaining data from our license partners, or if we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented” below. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Furthermore, the outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, there is no assurance the clinical data from any of our planned clinical trials or clinical trials sponsored by our collaboration partners in China, where the patients are predominately of Chinese descent, will produce similar results in patients of different races, ethnicities or those of non-Chinese descent.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are not as positive as we expect or if there are safety concerns, our business and results of operations may be adversely affected, and we may incur significant additional costs.

In addition, even if the clinical trials are successfully completed, because preclinical and clinical data are often susceptible to varying interpretations and analyses, we cannot guarantee that the FDA, EMA, MHRA or comparable regulatory authorities will interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA, EMA, MHRA or comparable regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in or prevented from obtaining marketing approval.

Additionally, some of the clinical trials that we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers, and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label clinical trial may not be predictive of future clinical trial results when studied in a controlled environment with a placebo or active control.

For additional information regarding the risks that may apply to government regulation of our product candidates and operations, see the section entitled “—Risks Related to Government Regulation.”

If regulators do not accept data from our license partners generated in other jurisdictions as a basis for regulatory approvals in our target markets, or we experience delays in obtaining data from our license partners, or if we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We are relying on Phase 3 trials conducted in China by our partners, Hansoh and CStone, to form the basis of filings for approval for certain regulatory agencies for aumolertinib and sugemalimab, based on our view that the proposed development plans for both of these programs meet the guidelines of generalizability of foreign data set forth in the ICH Harmonized Tripartite Guideline (ICH E5). However, it is possible that all or some of the regulatory agencies in our territory will require additional clinical trials to support the regulatory application(s) for initial approval. Regulatory acceptance of this pivotal trial data is not a guarantee. The proposed use of trial data from clinical trials conducted in foreign countries as the basis for approval by regulatory authorities may be subject to certain conditions or may not be accepted at all.

On February 10, 2022, FDA held a public Oncology Drug Advisory Committee (ODAC) for a program that had its pivotal trial conducted exclusively in China. There was a single voting question of “Should additional clinical trial(s) demonstrating applicability to U.S. patients and U.S. medical care be required prior to a final regulatory decision?” On the single voting question, the advisory committee voted that additional clinical trial(s) should be required to demonstrate applicability to the U.S. population and U.S. medical practice prior to a final regulatory decision. In order to receive FDA approval, we will likely have to conduct additional clinical trials for aumolertinib and sugemalimab in the United States and other countries to gain approvals in the United States, which may delay our U.S. launches beyond the 2023-2025 timeline that we previously anticipated.

In the event that additional trials are required, it may result in significant additional development costs and/ or timeline delay, and therefore result in product candidate development undergoing significant delay or a failure to receive approval for commercialization. If we are unable to conduct or complete such additional trials in a manner acceptable to the applicable regulatory authority, we may be forced to abandon development and commercialization of the affected product candidates in the applicable jurisdiction.

Other regulatory authorities may implement similar approval requirements. It is also possible that we may have to conduct additional clinical trials to gain approvals in the United Kingdom, Europe, the Middle East, Africa and other regions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the MHRA, or any comparable foreign regulatory authority will accept data from our license partners generated from trials conducted outside of the United States or the applicable jurisdiction, now or in the future. If the FDA, the EMA, the MHRA or any comparable foreign regulatory authority does not accept such data, or if they accept such data and later change their policies regarding the use or acceptance of such data, it could result in the need for additional trials, up to and including full reproduction of clinical trials currently intended to support the regulatory application in question.

In addition, our ability to access and use clinical trial data for ongoing trials and any new trials conducted in China will be highly dependent on acceptance and approvals from the HGRAC of China. There is no guarantee that the HGRAC will not impede our ability to obtain and use clinical trial data for trials conducted in China by our partners in a timely manner or in a way that facilitates our use of such data. We rely on our license partners to provide us with significant data and other information related to our product candidates, including preclinical and clinical data. We do not independently verify or audit all of such data (including possibly material portions thereof). As a result, such data may be inaccurate, misleading, or incomplete.

Our reliance on license partners also subjects us to the risk that we may experience delays in obtaining data from such license partners, delays or difficulties in the initiation or enrollment of clinical trials, or the occurrence of avoidable adverse events or serious adverse events in such studies, all of which could delay or prevent our receipt of necessary regulatory approvals for our product candidates.

Our current or future product candidates may cause adverse or other undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, MHRA or comparable regulatory authorities. In our ongoing and future clinical trials of our product candidates, we may observe a more unfavorable safety and tolerability profile than was observed in earlier-stage testing of these candidates. In addition, our third-party collaborators, including Hansoh and CStone, among others, may also report AEs or undesirable side effects in their studies using the same or similar compounds as ours, which may cause the market to perceive our product candidate to be less safe.

We may also observe additional safety or tolerability issues with our product candidates in ongoing or future clinical trials. Many compounds that initially showed promise in clinical or earlier-stage testing have later been found to cause undesirable or unexpected side effects that prevent further development of the compound. Results of future clinical trials of our product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, despite a favorable tolerability profile observed in earlier-stage testing.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA, MHRA or comparable regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent safety data monitoring board (DSMB) could recommend that we suspend, limit or terminate our trials, or the FDA, EMA, MHRA or comparable regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical trial subjects or may cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that receive our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

We may incur additional costs or experience delays in initiating or completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may experience delays in initiating or completing our preclinical studies or clinical trials for various reasons, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will not require redesign, will enroll an adequate number of subjects on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including the following:

●	we may receive feedback from regulatory authorities that require us to modify the design or implementation of our preclinical studies or clinical trials or to delay or terminate a clinical trial;
●	regulators or IRBs or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	preclinical studies or clinical trials of our product candidates may fail to show safety or efficacy or otherwise produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product research or development programs;
●	preclinical studies or clinical trials of our product candidates may not produce differentiated or clinically significant results;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements, maintain adequate quality controls, provide us with sufficient product supply to conduct or complete preclinical studies or clinical trials, meet their contractual obligations to us in a timely manner, or at all, or they may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators or IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our clinical trials are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	clinical trials of our product candidates may be delayed due to complications associated with the ongoing COVID-19 pandemic;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies that raise safety or efficacy concerns about our product candidates;
●	collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
●	the FDA may require us to conduct clinical trials comparing our product candidates against the current standard of care in the U.S.; and
●	the FDA may refuse to file a NDA or Biologics License Application (BLA) within 60 days of our submission if it is incomplete or insufficient, including if the FDA believes the data from a clinical trial conducted outside of the United States are not generalizable to the United States population or otherwise do not meet regulatory requirements.

We could encounter delays if a clinical trial is suspended or terminated by us or our partners, by the IRBs of the institutions at which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, adverse findings upon an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or another regulatory authority may disagree with our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the ongoing COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

We may investigate our product candidates in combination with other therapies, which exposes us to additional risks.

We may investigate our product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other therapies, we would continue to be subject to the risks that the FDA or comparable regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those other therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate our current product candidates or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable regulatory authorities. We will not be able to market and sell our current product candidates or any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or comparable regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with any of our product candidates, we may be unable to obtain approval of or market such combination therapy.

Risks Related to Our Business Operations and Industry

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below analysts’ and investors’ expectations.

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
●	our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
●	the cost of manufacturing our product candidates, which may vary depending on the difficulty of manufacture, quantity of production and the terms of our agreements with manufacturers;
●	our ability to attract, hire and retain qualified personnel;
●	expenditures that we will or may incur to develop additional product candidates;
●	the level of demand for our product candidates should they receive approval, which may vary significantly;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;
●	general market conditions or extraordinary external events, such as recessions or the ongoing COVID-19 pandemic;
●	the changing and volatile U.S. and global economic environments; and

●	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our securities could decline substantially. Such price decline could occur even when we have met any previously publicly stated guidance we may provide.

Our success depends on broad market acceptance of our products, if approved, which we may never achieve.

We have never commercialized a product candidate. Even if our current product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payers, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of our current product candidates and any future product candidates by the medical community, patients and third-party payers will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of our products is unsafe, our products, once approved, may not be accepted by the general public or the medical community. Future AEs could also result in greater governmental regulation, stricter labelling requirements and potential regulatory delays in the testing or approvals of our product candidates.

Efforts to educate the medical community and third-party payers on the benefits of our current product candidates and any future product candidates may require significant resources and may not be successful. If our current product candidates or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our current product candidates and any future product candidates will depend on a number of factors, including:

●	the efficacy of our current product candidates and any future product candidates;
●	the prevalence and severity of AEs associated with our current product candidates and any future product candidates or those products with which they may be co-administered;
●	the clinical indications for which our product candidates are approved and the approved claims that we may make for the products;
●	limitations or warnings contained in the product’s FDA-approved labelling or that of comparable regulatory authorities, including potential limitations or warnings for our current product candidates and any future product candidates that may be more restrictive than other competitive products;
●	changes in the standard of care for the targeted indications for our current product candidates and any future product candidates, or in applicable clinical practice guidelines, any of which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable regulatory authorities, if obtained;

●	the relative convenience and ease of administration of our current product candidates and any future product candidates and any products with which they are co-administered;
●	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
●	the availability of adequate coverage or reimbursement by third party payers;
●	the price concessions required by third-party payers to obtain coverage;
●	the willingness of patients to pay out-of-pocket in the absence of adequate coverage and reimbursement;
●	the extent and strength of our marketing and distribution of our current product candidates and any future product candidates;
●	the cost, safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
●	distribution and use restrictions imposed by the FDA or comparable regulatory authorities with respect to our current product candidates and any future product candidates or to which we agree as part of a REMS or voluntary risk management plan;
●	the timing of market introduction of our current product candidates and any future product candidates, as well as competitive products;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the extent and strength of our third-party manufacturer and supplier support;
●	the actions of companies that market any products with which our current product candidates and any future product candidates may be co-administered;
●	the approval of other new products;
●	adverse publicity about our current product candidates and any future product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and
●	potential product liability claims.

We may not be successful in addressing these or other factors that might affect the market acceptance of our product candidates. Failure to achieve widespread market acceptance of our product candidates would materially harm our business, operating results, financial condition and prospects.

Our business will depend on the strength of our brand, and if we are not able to maintain and enhance our brand, we may be unable to sell our products, which could have a material adverse effect on our business, financial condition, and results of operations.

Our brand name and image are integral to the growth of our business and to the implementation of our strategies for expanding our business. Maintaining and enhancing our brand may require us to make substantial investments in areas other than research and development.

We anticipate that, as our business expands into new markets and new product candidate categories, and as the industries in which we operate become increasingly competitive, maintaining and enhancing our brand may become difficult and expensive. For example, any new international markets into which we expand may not know or accept our brand, resulting in increased costs to market and attract business related to our brand. Our brand may also be adversely affected if our public image or reputation is tarnished by negative publicity, including negative social media campaigns or poor reviews of our products. Maintaining and enhancing our brand will depend largely on our ability to continue to be a leader in the industry in which we operate and to offer a range of high-quality products as well as our aggressive pricing strategy. Failure to maintain the strength of our brand could have a material adverse effect on our business, financial condition, and results of operations.

Our employees, agents, contractors, consultants, commercial partners and vendors as well as our license, research and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We cannot provide assurance that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, consultants, commercial partners, and vendors that would violate the law or regulation of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation. We are exposed to the risk of employee fraud or other illegal activity by our employees, agents, contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that fails to comply with the laws and regulations enforced by the FDA or comparable regulatory authorities, fails to provide true, complete and accurate information to the FDA or comparable regulatory authorities, fails to comply with manufacturing standards, fails to comply with healthcare fraud and abuse laws in the United States and similar foreign laws, or fails to report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are also likely to increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. These laws and regulations may impact, among other things, our current activities with principal investigators, as well as proposed and future sales, marketing, and education programs. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If our operations are found to be in violation of any of the laws and regulations that may apply to us, we may be subject to the imposition of civil, criminal, and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal and state healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Negative media coverage could adversely affect our business, and commitments to self-regulation may subject us to investigations and litigation.

The healthcare industry receives a high degree of media coverage in the United States. Unfavorable publicity regarding, for example, the healthcare industry, litigation or regulatory activity, our offerings and products, medication pricing, pricing structures in place amongst the industry participants, our privacy or data security practices or our revenue could adversely affect our reputation. Such negative publicity also could have an adverse effect on our ability to attract and retain collaborators, partners, or employees, and result in decreased revenue, which would adversely affect our business, financial condition and results of operation.

In addition, commitments to self-regulation in the healthcare industry may subject us to investigation by government or self-regulatory bodies, government or private litigation, and harm our reputation, brand, business, operating results and financial condition.

We are subject to risks and uncertainties associated with the continued growth of our international operations, which may harm our business.

We have international operations and plan to continue expanding abroad. Accordingly, our business is subject to risks and uncertainties associated with doing business outside of the United States and could be adversely affected by a variety of factors, including:

●	multiple, conflicting and changing laws and regulations such as privacy, security, and data use regulations, tax laws, export and import restrictions, economic and trade sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reimbursement or payer regimes and other governmental approvals, permits and licenses;
●	failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our product candidates in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;
●	difficulties in staffing and managing foreign operations;
●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
●	difficulties in negotiating favorable reimbursement levels with governmental authorities;
●	logistics and regulations associated with shipping, including infrastructure conditions and transportation delays;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act

(FCPA), its books and records provisions, or its anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may now or in the future operate, such as the United Kingdom’s Bribery Act of 2010; and
●	anti-bribery requirements of several Member States in the European Union and other countries that may change and require disclosure of information to which U.S. legal privilege may not extend.

Any of these factors could significantly harm our business, operating results, financial condition and prospects.

We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.

We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Other U.S. companies in the life sciences industry have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with non-U.S. government officials. We are also subject to similar anti-bribery laws in other jurisdictions in which we operate. These laws are complex and far-reaching in nature. In addition, our collaborators or any third-party distributors could be deemed to be our agents, and we could be held responsible for their actions, including violations of the FCPA or similar anti-bribery laws. The international nature of our operations demand a high degree of vigilance, and any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

Our success depends on our ability to retain key members of our management team and on our ability to hire, train, retain and motivate new employees.

Our success depends on the skills, experience and performance of key members of our senior management team. The individual and collective efforts of these and other members of our senior management team will be important as we continue to develop product candidates, establish strategic partnerships and build out our operations. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers have signed employment agreements with us, but their service is at-will and may end at any point in time.

Our research and development initiatives and laboratory operations depend on our ability to attract and retain highly skilled scientists, clinical personnel, technicians and software engineers. We may not be able to attract or retain qualified scientists, clinical personnel, technicians or software engineers in the future due to the competition for qualified personnel among life science and technology businesses, particularly near our headquarters located in Cambridge, Massachusetts. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties attracting, recruiting or retaining qualified personnel across functions that we deem critical to our success. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, regulatory and commercialization strategies. Our consultants and advisors may provide services to other organizations and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The loss of the services of one or more of our current consultants or advisors might impede the achievement of our research and development, regulatory and commercialization objectives.

Our corporate culture has contributed to our success, and if we cannot maintain our corporate culture as the business grows, our business, operating results and financial condition may be harmed.

We believe that our corporate culture has been and will continue to be a critical contributor to our success and defines who we are and how we operate our business. We expect to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our anticipated headcount growth and our recent transition from a private company to a public company may result in a change to our corporate culture, which could harm our business, operating results, financial condition and prospects.

Risks Related to Our Strategic Agreements and Relationships with Third Parties

We are currently party to several in-license agreements under which we obtained rights to use, develop, manufacture and/or commercialize certain of our product candidates, and expect to enter into additional collaborations in the future. If these collaborations are not successful, our business could be adversely affected.

We have entered into in-license agreements with multiple licensors and in the future may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates. We may not realize the benefits of any in-licenses, acquisitions, or strategic alliances that we enter into. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, we may not be able to realize the benefits of such existing or future in-licenses or acquisitions if we are unable to successfully integrate them into our operations and company culture. Following a strategic transaction or license, we may not achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these programs or both, which would adversely affect our business and prospects.

Any collaborations we enter into, including our license agreements with Hansoh and CStone, among others, and our drug engineering collaborations and any future collaborations, may pose several risks, including the following:

●	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	Collaborators may not perform their obligations as expected;
●	The clinical trials conducted as part of these collaborations may not be successful;
●	Collaborators may not pursue development and/or commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	Collaborators may delay or provide insufficient funding for development efforts or undertake efforts that create questions of safety and efficacy regarding or related programs, and they may not provide us with the necessary data and support needed to facilitate our planned development and regulatory strategy;
●	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	Product candidates developed in collaboration with us may be viewed by collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	Disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any programs or product candidates, may cause delays or termination of the research, development, manufacture or commercialization of such programs or product candidates, may lead to additional responsibilities for us with respect to such programs or product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	Disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
●	Collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	Collaborations may be terminated for the convenience of the collaborator and, if so terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our collaborations do not result in the successful development and commercialization of products, or if one of any collaborator terminates its agreement with us, we may not receive any milestone or royalty payments under the collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization summarized and described in this report also apply to the activities of our collaborators.

In addition, if any collaborator terminates its agreement with us, we may find it more difficult to attract new collaborators, and our reputation among the business and financial communities could be adversely affected.

We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of (or rights in) technology, which can exist if there is a challenge to such ownership (or rights) without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may also be restricted under collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms to us, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may be required to pay certain milestones and royalties under our license or collaboration agreements with third-party licensors or collaborators.

Under our current and future license or collaboration agreements, we may be required to pay milestones, royalties and other payments based on our revenues, including revenues from product sales, and these milestones and royalty payments could adversely affect the overall profitability of any products that we may seek to commercialize. In order to maintain our rights under these agreements, we may need to meet certain specified milestones in the development of our product candidates. Further, our licensors (or their licensors), licensees or other strategic collaborators may dispute the terms, including amounts, that we are required to pay under the respective license or collaboration agreements. If these claims result in a material increase in the amounts that we are required to pay to our licensors or collaborators, or in a claim of breach of the applicable agreement, our ability to research, develop and obtain approval of product candidates or to commercialize our products could be significantly impaired.

We do not control the actions of our third-party business collaborators, and breaches of our agreements by any of them as well as disagreements over strategic goals could affect our business, regulatory approvals of our product candidates and/or our reputation.

We have agreements in place with several third-party business collaborators, including Hansoh, CStone and our drug engineering collaborators, among others, and we expect that any future third-party business collaborators would similarly be engaged under agreements. Nevertheless, for reasons that we may not have an ability to foresee or control, any of our third-party business collaborators may breach their respective agreements. Depending on its nature, a breach could affect regulatory approvals for our product candidates and could affect our reputation if the consequences of a breach are imputed to us. We may need to engage in costly litigation to enforce our rights, and we may not prevail in such litigation. We may also disagree with our third-party business collaborators as to strategic issues or the manner in which our rights should be enforced.

A breach by, or disagreement with, one of our third-party business collaborators may lead to termination of the applicable agreement, which could have a material adverse effect on our business and financial condition.

We currently rely and expect to continue to rely on third parties to conduct our future clinical trials, as well as investigator-sponsored clinical trials of our product candidates, in the United States and other jurisdictions. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We currently rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates. We currently rely and expect to continue to rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We do not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials, or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

We, our principal investigators and our CROs are required to comply with regulations, including GCP regulations, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurances that, upon inspection, the FDA will determine that any of our ongoing or future clinical trials will comply with GCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Many of our current and planned clinical trials are conducted by CROs, and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

These factors may adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any of our clinical trials,  which could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party principal investigators or CROs terminate, we may not be able to enter into arrangements with alternative CROs. If principal investigators or CROs do not successfully carry out their contractual obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the clinical trials such principal investigators or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of our product candidates for preclinical development, clinical testing, and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our products if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA or a comparable regulatory authorities pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA or a comparable regulatory authorities. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

If any CMO, with which we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our supply of our product candidates for clinical trials could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO, which would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates.  We may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or a comparable regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

The manufacture of biologics is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current product candidates or any future product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage, shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity and potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMP, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for any of our current product candidates or any future product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable regulatory authorities, to produce such candidates in sufficient quantities to meet the requirements for the potential commercial launch of the products or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

The third parties upon which we rely for the supply of the active pharmaceutical ingredients and drug product to be used the preclinical testing and clinical trials for our product candidates are currently our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The active pharmaceutical ingredients (API) and drug product we expect to use in all of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API and drug product for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We are also unable to predict how changing global economic conditions or potential global health concerns such as the ongoing COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API and drug product prior to submission of an application for approval with the FDA, EMA MHRA, or other comparable regulatory authority. We are not certain, however, that our single-source suppliers will be able to meet our demand for these products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API and drug product used in our product candidates, if required, may not be accomplished quickly, if at all. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API and drug product used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Our future need for additional funding depends on many factors, including:

●	the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
●	the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;
●	the number of future product candidates that we may pursue and their development requirements;
●	the costs of commercialization activities for our product candidates, to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
●	our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
●	the costs of operating as a public company.

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our securities to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest may be diluted, and the terms of those securities may include liquidation or other preferences that may adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing, and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

We also could be required to seek funds through arrangements with additional collaborators. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, grant licenses on terms that may not be favorable to us or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, any of which may have a material adverse effect on our business, operating results and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, or we are delayed in bringing product candidates to market such that those products have a shorter period of patent exclusivity than we expect, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current product candidates, including aumolertinib and sugemalimab, and our other future product candidates, as well as for their respective compositions, formulations, methods used to manufacture them, and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our current and future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect aumolertinib and sugemalimab or our other current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the laws of foreign countries may not protect our patent rights to the same extent as the laws of the United States. For example, in jurisdictions outside the United States, a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Furthermore, patents have a limited lifespan. In the United States, and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally 20 years after it is filed, assuming all maintenance fees are paid. Various extensions may be available, on a jurisdiction-by-jurisdiction basis; however, the life of a patent, and thus the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until at least 18 months after the earliest priority date of patent filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to certain pending patent applications covering our current or future product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination to the relevant patent office(s) may be significantly narrowed by the time they issue, if they ever do. It is also possible that we (or our collaboration partners) will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of third parties from which we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office (USPTO), the European Patent Office (EPO), or in other countries. In addition, we may be subject to a third-party submission to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by claiming to an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support. In litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

In addition, we may in the future be subject to claims by our former employees, consultants, advisors, or other third parties asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and current and future product candidates. Such challenges may also result in our inability to manufacture or commercialize our current and future product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent patents we may own or in-license by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third-party may develop a competitive drug that provides benefits similar to one or more of our current or future product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our current and future product candidates could be negatively affected, which would harm our business, operating results, financial condition and prospects.

Furthermore, even if we are able to issue patents with claims of valuable scope in one or more jurisdictions, we may not be able to secure such claims in all relevant jurisdictions, or in a sufficient number to meaningfully reduce competition. Our competitors may be able to develop and commercialize their products, including products identical to ours, in any jurisdiction in which we are unable to obtain, maintain, or enforce such patent claims.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, deadlines, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. We may miss a filing deadline for patent protection on these inventions.

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, timing, fee payment and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid periodically. While an inadvertent lapse can, in some cases, be cured by payment of a late fee, or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

If our trademarks and trade names for our products or company name are not adequately protected in one or more countries where we intend to market our products, we may delay the launch of product brand names, use different trademarks or tradenames in different countries, or face other potentially adverse consequences to building our product brand recognition.

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

If we are unable to adequately protect and enforce our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents we may own or in-license, we seek to rely on trade secret protection, confidentiality agreements, and partnership and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes or our business processes that involve proprietary know-how, information, or technology that may not be covered by patents. Although we require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances, and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information, and we may not be able to obtain adequate remedies for such breaches. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property and trade secrets to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business, financial condition, results of operations and future prospects.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us.

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may initiate, become a defendant in, or otherwise become party to lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe any patents we may own or in-license. In addition, any patents we may own or in-license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license do not cover the technology in question or that such third-party’s activities do not infringe our patent applications or any patents we may own or in-license. An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Post-grant proceedings instituted by third-parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other comparable patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result in a post-grant challenge proceeding may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business. Litigation or post-grant proceedings within patent offices may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities.

We may not be able to detect infringement against any patents we may own or in-license. Even if we detect infringement by a third party of any patents we may own or in-license, we may choose not to pursue litigation against or settlement with the third-party. If we later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce any patents we may own or in-license against such third party.

Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

We may be subject to damages or settlement costs resulting from claims that we or our employees have violated the intellectual property rights of third parties, or are in breach of our agreements. We may be accused of, or otherwise become party to lawsuits or disputes alleging, wrongful disclosure of third-party confidential information by us or by another party, including current or former employees, contractors or consultants. In addition to diverting attention and resources to such disputes, such disputes could adversely impact our business reputation and/or protection of our proprietary technology.

The intellectual property landscape relevant to our product candidates and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. For example, many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

While certain activities related to development and clinical testing of our current or future product candidates may be subject to safe harbor of patent infringement under 35 U.S.C. §271(e)(1), upon receiving FDA approval for such candidates we or any of our future licensors or strategic partners may immediately become party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that such product candidates infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our current or future product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current or future product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our current or future product candidates, technologies or methods.

If a third party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;
●	substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or otherwise violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates or future product candidates or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;
●	redesigning our current or future product candidates or processes so they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and
●	public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex parte reexamination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other comparable patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other comparable office, then we may be exposed to litigation by a third party alleging that the patent may be infringed by our current or future product candidates or proprietary technologies.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the United States and certain other jurisdictions may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our current or future product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our current or future product candidates, which could harm our business significantly.

We may be unable to obtain patent or other intellectual property protection for our current or future product candidates or our future products, if any, in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to obtain patent coverage of our current or future product candidates in all countries. Filing, prosecuting and defending patents on current or future product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our current or future product candidates and, in jurisdictions where we do not have any issued patents, our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of any patents we may own or in-license or the marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any rights we may have in our patent applications or any patents we may own or in-license in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, put any patents we may own or in-license at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents we may own or license that are relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

If we fail to comply with our obligations in any agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We may from time to time be party to license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses covered under those agreements. In spite of our efforts, our collaborators might conclude that we have materially breached our agreements and might therefore terminate the agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by the agreements.

Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our current or future product candidates, and what activities satisfy those diligence obligations;
●	the priority of invention of any patented technology; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners.

In addition, the agreements under which we may license intellectual property or technology from third parties are likely to be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license prevent or impair our ability to maintain future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected current or future product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Any granted patents we may own or in-license covering our current or future product candidates or other valuable technology could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO and the EPO. A patent asserted in a judicial court could be found invalid or unenforceable during the enforcement proceeding. Administrative or judicial proceedings challenging the validity of our patents or individual patent claims could take months or years to resolve.

If we or our licensors or strategic partners initiate legal proceedings against a third party to enforce a patent covering one of our current or future product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, in the process of obtaining the patent during patent prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, inter partes review, post-grant review and equivalent proceedings in other jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in such a way that they no longer cover our current or future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license, allow third parties to commercialize our current or future product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our future licensors’ priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our current or future product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on the applicable current or future product candidate. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and such product candidate.

Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the current or future product candidates we may develop. The loss of exclusivity or the narrowing of our patent application claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our current or future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-inventor-to-file” system. The first-inventor-to-file provisions, however, became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, operating results, financial condition and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might subject us to infringement claims or adversely affect our ability to develop and market our current or future product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. As mentioned previously, patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our current or future product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future product candidates or the use of our current or future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our current or future product candidates. We may incorrectly determine that our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our current or future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current or future product candidates.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our current or future product candidates that are held to be infringing. We might, if possible, also be forced to redesign current or future product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not guarantee commercial success of current or future product candidates or other business activities. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	patent applications that we own or may in-license may not lead to issued patents;
●	patents, should they issue, that we may own or in-license, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;
●	others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our current or future product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license, should any patents issue;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we, or our licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or may in-license;
●	we, or our licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
●	others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such trade secrets or know-how;
●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

We plan to submit marketing applications in multiple countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in other jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves many of the same risks associated with FDA approval. In addition, in many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the prices that we may intend to charge for our products will also be subject to approval.

Our product candidates may be subject to government price controls in certain jurisdictions that may affect our revenue.

There has been heightened governmental scrutiny in the United States, China, the European Union, Japan and other jurisdictions of pharmaceutical pricing practices in light of the rising cost of prescription drugs. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congressional leadership and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly enacted legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Outside of the United States, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to take action on an application is six months, rather than the standard review period of ten months. We may request priority review for some of our product candidates. The FDA has broad discretion with respect to whether to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We have received orphan drug designation from the FDA for sugemalimab for the treatment of T-cell lymphoma, and we may seek orphan drug designation for certain of our product candidates, but we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We have received orphan drug designation from the FDA for sugemalimab for the treatment of T-cell lymphoma and we may seek orphan drug designation for other of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation may be granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for one of our product candidates, that exclusivity may not effectively protect our product candidate from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition or if another product with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process. While we may seek additional orphan drug designations for our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

We may seek breakthrough therapy designations or fast track designations by the FDA for one or more of our product candidates, but we may not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

Sugemalimab received BTD from the FDA in 2020 for extranodal NK/T cell lymphoma. We may seek a BTD for other of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a BTD for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek fast track designation for some of our product candidates. If a drug or biologic is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening condition, and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the product may be eligible for fast track designation. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, as a condition for accelerated approval pre-approval of promotional materials for products being considered for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved, and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, in August 2021, the FDA finalized a rule clarifying its position on the types of evidence it will consider when determining a medical product’s intended us. In the final rule, the FDA declined to narrow its interpretation of evidence of intended use to a firm’s promotional claims and indicated its intent to look broadly at any relevant evidence to establish intended use. While the FDA and certain other regulatory agencies permit the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, intentionally or unintentionally, we may become subject to significant liability. The U.S. government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially and adversely affect our business and financial condition.

If the FDA or comparable foreign regulatory authorities approve generic versions of our product candidates, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs, in the United States. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug, and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the listed drug. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. If approved, manufacturers may seek to launch generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products, if approved, may face from generic versions of our products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

The FDA, EMA, MHRA and other comparable regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, and such changes can be difficult to predict.

The FDA, the EMA, MHRA and other comparable regulatory authorities have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations, restrictions, or other commitments. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates could be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

If the FDA or a comparable regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, tracking and tracing, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
●	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;

●	imposition of a REMS. which may include distribution or use restrictions;
●	requirements to conduct additional post-market clinical trials to assess the safety of the product;
●	clinical trial holds;
●	fines, warning letters or other regulatory enforcement action;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
●	product seizure or detention, or refusal to permit the import or export of products; and
●	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other comparable regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Our relationships with third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any product candidates for which we plan to seek regulatory approval. Our future arrangements with third-party payers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
●	the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act (FCA), which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program (e.g., public or private), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA, which require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the U.S. Department of HHS information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members;
●	HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payers, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including, for example, GDPR, which became effective May 2018, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare legislative reform discourse and potential or enacted measures may have a material adverse impact on our business and results of operations and legislative or political discussions surrounding the desire for and implementation of pricing reforms may adversely impact our business.

Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs, and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. It is unclear how other healthcare reform measures or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For a discussion of these recent legislative and administrative actions, see Item 1 “Business—Government Regulation.”

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The effect of all of these legislative and executive activities on our business model and operations is currently unclear.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Additionally, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold due to the ongoing COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. During the ongoing COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

Risks Related to Our Common Stock and Warrants

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future, some of which are outside our control. As of December 31, 2021 and 2020, we had federal net operating loss carryforwards of approximately $225.0 million and $71.0 million, respectively, and state net operating loss (NOL) carryforwards of $184.9 million and $59.3 million, respectively. Our federal NOL carryforwards will not expire, and the state NOL carryforwards will begin to expire at various times beginning in 2030. Our ability to utilize those NOL carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. We have not conducted a study to assess whether a change of control has occurred due to the significant complexity and cost associated with such a study. If we do experience a change of control, as defined by Section 382, utilization of NOL carryforwards or research and development tax credit carryforwards could be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Moreover, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the NOL and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our securities. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, 2017 legislation made significant changes to corporate taxation, and the more recent Coronavirus Air, Relief, and Economic Security Act made further changes to applicable tax legislation.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our securityholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management. Such acquisitions or attempts to remove or replace management may be beneficial to our stockholders, financially or otherwise, and may not be successful given these provisions.

Our current certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
●	a requirement that special meetings of the stockholders may be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, and special meetings of stockholders may not be called by any other person or persons;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause; and
●	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock.

These anti-takeover provisions and other provisions in our current certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law (DGCL) or our certificate of incorporation or bylaws (including the interpretation, validity or enforceability thereof); or (4) any action asserting a claim governed by the internal affairs doctrine. This Delaware forum provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Our bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these forum provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The forum provisions in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum provisions may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals, and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “— The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

An active trading market for our securities may not develop, and you may not be able to resell your securities at the price you paid.

An active trading market for our shares may never develop or may not be sustained. In the absence of an active trading market for our common stock, investors may be unable to sell their shares, or sell them at the price paid to acquire them.

If Nasdaq delists our securities from trading on its exchange, and we are not able to list its securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock”, which will require brokers trading in our stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

The price of our securities may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our securities.

Our stock price has been volatile and is likely to continue to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities. The market price for our securities may be influenced by many factors, some of which are beyond our control.  Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and could experience a further decline.

●	the failure to obtain perceived benefits of the Business Combination;
●	the success of competitive products or technologies;
●	advancement of our preclinical programs, such as our targeted oncology programs, into clinical testing;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory or legal developments in the United States and other countries, such as the recent ODAC meeting;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our programs and product candidates or preclinical and clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	our operating results falling below our financial guidance or other projections or failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our securities may continue to be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business, operating results, financial condition and prospects.

Analysts may not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of our company, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

There is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of the public warrants may be amended.

The exercise price for the public warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the public warrants could expire worthless.

We may amend the terms of the public warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of a holder’s public warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a public warrant could be decreased, all without the approval of that warrant holder.

Our public warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a public warrant.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their public warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration (A) at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders and provided certain other conditions are met, and (B) at a price of $0.10 per public warrant; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the common stock, and if the last reported sales price of common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in Item 15, Exhibit 4.2 under the heading “Description of Securities — Public Warrants — Anti-Dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders and provided certain other conditions are met. A redemption in accordance with (B) above could take place at a price lower than the public warrants’ $11.50 exercise price and may result in warrant holders having to exercise the public warrants at a time when they are out-of-the-money or receive nominal consideration from the Company for them. Please see Item 15, Exhibit 4.2 “Description of Securities — Warrants — Public Warrants” for additional information.

If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered. Redemption of the outstanding public warrants could force the warrant holders: (i) to exercise their public warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their public warrants at the then-current market price when they might otherwise wish to hold their public warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their public warrants. Except in circumstances where the stock price equals or exceeds $10.00 per share but is less than $18.00 per share, the private warrants are not redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Our public warrants are exercisable for our common stock at $11.50 per share. The additional shares of common stock of issued upon exercise of the warrants will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Our only significant asset is our ownership interest in Legacy EQRx, and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership of Legacy EQRx. We depend on Legacy EQRx for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of Legacy EQRx may limit our ability to obtain cash from Legacy EQRx. The earnings from, or other available assets of, Legacy EQRx may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

The ability of Legacy EQRx to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which we are party from time to time, and will be subject to any negative covenants set forth therein. Any loans or other extensions of credit to us from Legacy EQRx will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from Legacy EQRx will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, Legacy EQRx stockholders may incur a substantially greater U.S. income tax liability as a result of the Merger.

We intend for the Business Combination to be treated for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code. However, we have not requested, nor do we intend to request, a ruling from the Internal Revenue Service (IRS), with respect to the tax consequences of the Business Combination, and there can be no assurance that the companies’ position would be sustained by a court if challenged by the IRS. Accordingly, if the IRS or a court determines that the Business Combination does not qualify as a reorganization under Section 368(a) of the Code and is therefore fully taxable for U.S. federal income tax purposes, Legacy EQRx stockholders generally would recognize taxable gain or loss on their receipt of merger consideration in connection with the Business Combination.

General Risk Factors

We operate in an intensely competitive market that includes companies with greater financial, technical and marketing resources than us.

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive and characterized by rapidly advancing technologies and a strong emphasis on intellectual property. We face substantial competition from many different sources, including pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions across various components of our product and service offerings. Due to the significant interest in reducing the cost of drugs, we expect the intensity of the competition to increase, both from large pharmaceutical and biopharmaceutical companies and generic drug companies.

Our competitors include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Any product candidate that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety, convenience and cost of our products. We believe principal competitive factors to our business include, among other things, the scalability of our pipeline and business, our innovative structure and scale of relationships with payers and providers and our access to, and ability to raise capital.

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing approved products than we do. These companies will also be able to efficiently develop and market products in multiple indications or disease areas, a key component of our business model, faster than we can. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. All of these competitors compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

Our commercial opportunity could be reduced or eliminated if our competitors engage in more extensive research and development efforts, undertaking more impactful marketing campaigns, or adopt more aggressive pricing strategies, any of which may allow them to increase their market share or generate revenue more effectively than we do. Also, some of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, greater global infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources, and larger customer bases than we do. In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, or are more convenient than any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products sooner than we may obtain approval for ours and for multiple indications in parallel, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition, availability of reimbursement from government and other third-party payers, and the ability to overcome existing commercial arrangements between large biopharmaceutical companies and payers, providers and PBMs.

From time to time, stockholders, competitors and activist investors may attempt to influence us, which could adversely affect our operations, financial condition and the value of our stock.

Market participants, such as our direct and indirect competitors and activist stockholders, may propose a variety of actions for our company, including seeking to acquire a controlling stake in our company, engaging in proxy solicitations, involving themselves in the governance and strategic direction of our company, or otherwise attempting to effect changes to our company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, sales of assets or the entire company, or changes to our business strategy. In our case, such attempts may be driven by a desire to hinder or see us abandon our stated mission and business model, and instead attempt to force us to abandon our pricing strategy and offer our products at higher prices in order to maximize short term profit, which could impact our brand and market positions. Such campaigns can also be led by stockholders that have interests that are different from the majority of our stockholders and our board, and may not be in the best interests of the company in the short-term or long-term. Responding to proxy contests and other actions by stockholders can be costly and time-consuming, could disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, and otherwise adversely affect our operations, financial condition and the value of our common stock.

The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The coronavirus pandemic is evolving, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including those involved in our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, identification of new variants of the virus, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we or our collaborators may experience delays in initiating studies, protocol deviations, enrolling clinical trials, or dosing of patients in clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we or our collaborators rely upon to carry out clinical trials. In addition, the ongoing COVID-19 pandemic may also affect raw material supply or manufacturing capabilities. Several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Any negative impact COVID-19 has to patient enrollment or treatment, or the execution of our product candidates or clinical trial supplies could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Changes in geopolitical conditions, U.S.-China trade relations and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend in part on global and regional economic and geopolitical conditions, given our current third-party collaborations with a number of companies headquartered in China. Changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could have a material adverse effect on our business, financial condition, results of operations or prospects. Such factors may include:

●	instability in political or economic conditions, such as inflation, recession, foreign currency exchange restrictions and devaluations, restrictive governmental controls on the movement and repatriation of earnings and capital, and actual or anticipated military or political conflicts, particularly in emerging markets;
●	expanded jurisdiction of the Committee for Foreign Investment in the United States (CFIUS); and
●	intergovernmental conflicts or actions, such as armed conflict, trade wars, retaliatory tariffs, and acts of terrorism or war.

As a result of these events, our ability to obtain data or regulatory support from our China-based collaborations may be limited or adversely affected, and we may ourselves be subject to sanctions, diminished public perception and operational constraints.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are subject to the reporting requirements of the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing rules and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition and prospects. Although we have hired, and plan to hire, additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

In addition, as a public company, we may find it is more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board and qualified executive officers.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal and international law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

If we or third-party contract manufacturing organizations, CROs or other contractors or consultants fail to comply with U.S. and international data protection laws and regulations, it could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business, operating results, financial condition and prospects.

We are subject to laws and regulations related to privacy, data protection, information security and consumer protection across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

We are, or will become, subject to numerous federal, state, local, and foreign laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct, or in the future conduct, our business. Such laws and regulations are constantly evolving and changing and are likely to remain uncertain for the foreseeable future. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act (the CPRA) was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, the Virginia Consumer Data Protection Act (CDPA) becomes effective January 1, 2023 and the Colorado Data Privacy Act, becomes effective on July 1, 2023. European data collection is also governed by restrictive regulations governing the use, processing and cross-border transfer of personal information. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the

EU, including personal health data, is subject to the GDPR, which imposes strict requirements for processing the personal data of individuals within the EEA.  For information relating to these and other regulations, see Item 1 “Business-Government Regulation.” Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our collaborators or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to investigation costs, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals, adverse actions against our licenses to do business, reputational damage and injunctive relief.

We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations, which could in turn adversely affect our business, results of operations, and financial condition. We cannot provide assurances that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage, and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Furthermore, the Federal Trade Commission (the FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the EEA and more globally, that could impose new obligations regarding privacy and data security. We cannot yet determine the impact that these future laws, regulations and standards may have on our business.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the ongoing COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “— The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Cambridge, MA, where we lease and occupy approximately 33,539 square feet of office space, pursuant to a lease expiring January 31, 2023. We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or other legal proceedings.  We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

In connection with the Company’s business combination with CM Life Sciences III (CMLS III) that closed on December 17, 2021, on September 30, 2021, a putative stockholder of CMLS III, Anthony Franchi, filed a lawsuit naming CMLS III and certain of its directors in the Delaware Court of Chancery, captioned Franchi v. CM Life Sciences III Inc., CA No. 2021- 0842. The complaint alleged that the holders of CMLS III Class A common stock have been denied a right to vote as a separate class on a proposed amendment to CMLS III’s charter to increase the authorized shares of Class A common stock (the Charter Amendment Proposal). The complaint asserted claims for violation of Section 242(b)(2) of the Delaware General Corporations Law and for breach of fiduciary duty against certain of the director defendants. The complaint sought preliminary and final injunctive relief enjoining the vote on the Charter Amendment Proposal, damages, and the costs and expenses of the litigation, including a reasonable allowance of fees and costs for plaintiff’s attorneys, along with other relief. On October 18, 2021, the plaintiff filed a motion for preliminary injunction seeking to enjoin the CMLS III stockholder vote on the Charter Amendment Proposal. On October 29, 2021, CMLS III and the Company amended the merger agreement to add a provision requiring the affirmative vote of the holders of a majority of the shares of CMS III Class A common stock then outstanding and entitled to vote thereon, voting separately as a single series, for the Charter Amendment Proposal.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and warrants are listed on the Nasdaq under the symbols “EQRX” and “EQRXW”, respectively. On March 16, 2022, the closing price of our common stock was $4.28 per share and the closing price of our warrants was $0.63 per share.

Holders of Our Common Stock

As of March 16, 2022 there were 202 holders of record of our common stock and six holders of record of our public warrants. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Of the gross proceeds received from the CMLS III IPO, $552.0 million was placed in CMLS III’s trust account. The net proceeds of the IPO were applied to fund the Business Combination and related expenses.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we,” “us,” “EQRx” and the “Company” refer to EQRx, Inc. (formerly known as CM Life Sciences III Inc.) and its consolidated subsidiaries following the Business Combination with Legacy EQRx; references to “Legacy EQRx” refer to EQRx International, Inc. (formerly known as EQRx, Inc.) prior to the Business Combination; and references to “CMLS III” refer to CM Life Sciences III Inc. prior to the Business Combination.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes and unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and as set forth under “Risk Factors.” Please also refer to the section under the heading “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a new type of pharmaceutical company committed to developing and delivering innovative medicines to patients at radically lower prices. Our mission is to improve health for all with great, innovative, affordable medicines so that people with life-changing or chronic conditions can gain access to the medicines they need, physicians can treat patients without barriers to prescribing, and health systems can afford to make those medicines available, without restrictions, to the populations they serve in a financially sustainable manner. Launched in January 2020, our “New Pharma” solution starts with assembling a catalog of medicines at significant scale, targeting some of the most innovative clinical opportunities and highest drug cost categories of today and tomorrow, with an initial focus on oncology and immune-inflammatory diseases. We are focused on developing programs that are innovative, branded, and patent-protected that, if approved, have potential to be equivalent or superior to other therapies in their class. However, there is no guarantee our product candidates will be equivalent or superior to such other therapies. We do not currently have, and may never have, any products approved for commercial sale and have not generated any revenue to date, and may never become profitable. In addition, our business and pricing model is untested and may never be successful or generate sufficient revenue to lead to profitability.

Our team of leading drug hunters is building our catalog through:

●	In-licensing clinical and preclinical stage programs to accelerate our business model;
●	Building alliances with cutting-edge drug engineering platforms to build an earlier-stage pipeline of programs; and
●	Establishing partnerships with other biopharma companies to develop combination therapies.

Assuming we are successful in obtaining regulatory approval, we plan to offer our catalog of innovative medicines to payers and health systems at radically lower prices, through a simple and transparent pricing model without surprise price increases. We are also assembling a Global Buyers’ Club by entering into long-term, trusted strategic partnerships with private and public payers, providers and health systems so they and the patients they serve can gain access to our, if approved, equally as good or better medicines at radically lower prices. We will offer simple and transparent pricing models to provide an opportunity for dramatic savings in these high-cost drug areas. Our current pipeline of product candidates includes two late-stage programs each acquired in 2020: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (EGFR) inhibitor, in-licensed from (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company LTD (collectively, Hansoh), and sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (PD-L1) antibody, in-licensed from CStone Pharmaceuticals (CStone).

On December 17, 2021 (the Closing Date), we consummated the Business Combination pursuant to a definitive merger agreement dated August 5, 2021 (the Merger Agreement), by and among Legacy EQRx, CMLS III and Clover III Merger Sub, Inc. (Merger Sub). As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the merger as a wholly-owned subsidiary of CMLS III. As a result of the Business Combination, CMLS III was renamed EQRx, Inc. and Legacy EQRx was renamed EQRx International, Inc. The post combination company received net proceeds of approximately $1.3 billion upon the closing of the Business Combination and is eligible to receive up to an additional 50,000,000 shares of CMLS III Class A common stock pursuant to the Merger Agreement. The newly combined business now operates under the current EQRx management team.

Since our inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, acquiring product candidates, securing related intellectual property, establishing strategic collaborations with payers, integrated delivery networks and health systems, and conducting research and development activities for our programs. Since our inception, we have funded our operations primarily through private equity financings. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of our convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of our Series A convertible preferred stock (Series A), and our merger with CMLS III and associated PIPE financing

Since inception, we have incurred significant operating losses. Our net losses were $100.0 million and $250.0 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $358.5 million and $258.5 million as of December 31, 2021 and 2020, respectively. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we seek regulatory approvals for our pipeline candidates, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (SEC), director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities and the expansion of our pipeline.

We do not currently have, and may never have, any product candidates approved for sale and have not generated any revenue to date. We will not generate revenue from product sales unless and until we successfully obtain regulatory approval for our product candidates, if ever, and as appropriate, complete clinical development. In addition, if we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when needed, could have a negative effect on our business, results of operations and financial condition.

Response to COVID-19

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans, our ability to obtain regulatory approvals, and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. We implemented work-from-home and other policies, and are adapting to evolving federal, state and local health regulations as they evolve. Because of the nature of our current operations, COVID-19 has not had a significant impact on our operations or financial results to date.

Business Combination Transaction

Pursuant to the terms of the Merger Agreement, on the Closing Date, each outstanding share of issued and outstanding common stock and preferred stock of Legacy EQRx was converted into the right to receive 0.627 shares (the Exchange Ratio) of the combined entity’s common stock, par value $0.0001 per share (Common Stock), resulting in the issuance of a total of 343,060,309 shares of Common Stock. Additionally, on the Closing Date, each option to purchase common stock of Legacy EQRx became an option to purchase shares of Common Stock of the combined company, subject to adjustment in accordance with the Exchange Ratio.

As of the Closing Date, each of the issued and outstanding shares of Class A common stock and Class B common stock of CMLS III was reclassified as Common Stock, and each of the issued and outstanding 8,693,333 private warrants and 11,039,957 public warrants became exercisable for shares of Common Stock.

In connection with the Business Combination, CMLS III entered into agreements with existing and new investors to subscribe for and purchase an aggregate of 120.0 million shares of Common Stock (the PIPE Financing) that resulted in gross proceeds of $1.2 billion upon the closing of the PIPE Financing. The closing of the Business Combination was a precondition to the PIPE Financing.

Following the Closing Date, former holders of Legacy EQRx common stock, preferred stock and options (Earn-Out Service Providers) may receive a pro rata share of up to 35,000,000 additional shares of Common Stock if at any time between the 12-month anniversary of the Closing Date and the 36-month anniversary of the Closing Date (the Earn-Out Period), the Common Stock price is greater than or equal to $12.50 for a period of at least 20 out of 30 consecutive trading days, and up to 15,000,000 additional share of common stock if at any time during the Earn-Out Period the Common Stock price is greater than or equal to $16.50 for a period of at least 20 out of 30 consecutive trading days (the Earn-Out Shares).

The Business Combination has been accounted for as a “reverse recapitalization” in accordance with U.S. GAAP. Under the reverse recapitalization model, the Business Combination was treated as Legacy EQRx issuing equity for the net assets of CMLS III, with no goodwill or intangible assets recorded. Under this method of accounting, CMLS III is treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the merger, Legacy EQRx stockholders have a majority of the voting power of the combined company, Legacy EQRx operations comprise all of the ongoing operations of the combined entity, Legacy EQRx governing body comprises a majority of the governing body of the combined company, and Legacy EQRx senior management comprises all of the senior management of the combined company.

Financial Overview

Revenue

To date, we have not recognized any revenue, including from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, or we out-license our products through license agreements with third parties, we may generate revenue in the future. However, there can be no assurance as to when we will generate such revenue, if at all.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, salaries and benefits, and third-party license fees. We expense research and development costs as incurred, which include:

●	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, and other related costs for those employees involved in research and development efforts;
●	external research and development expenses incurred under agreements with contract research organizations (CROs) as well as consultants that conduct our preclinical studies and development services;
●	costs incurred under collaboration agreements;
●	costs related to manufacturing material for our preclinical and clinical studies;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, utilities and insurance.

We expense research and development costs as they are incurred. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, CROs, and clinical manufacturing organizations (CMOs), that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly.

We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

We track external research and development costs on a program-by-program basis once we have identified a product candidate. We do not allocate employee costs, facilities costs, including depreciation, or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research activities as well as for managing our preclinical development, clinical development and manufacturing activities.

The following table summarizes our research and development expenses (in thousands):

	Year
	Ended
	December 31,
	2021	2020
EQ121	$12,035	$4,057
Lerociclib	8,557	26,872
Aumolertinib	12,279	28,016
Sugemalimab	21,805	80,745
Nofazinlimab	2,654	71,374
Preclinical assets	15,719	4,000
Unallocated other research and development expense	16,439	4,158
Unallocated compensation expense	28,621	5,169
Total research and development expense	$118,109	$224,391

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes, conduct discovery and research activities for our preclinical programs and expand our pipeline. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs are expected to increase significantly as we commence additional clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies, clinical trials and other research and development activities;
●	establishing an appropriate safety profile with IND enabling studies;
●	successful enrollment in and completion of clinical trials;
●	whether our product candidates show safety and efficacy in our clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	the progress of our discovery collaborations with strategic partners;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
●	continued acceptable safety profile of products following any regulatory approval.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the FDA, EMA, MHRA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs for our executive and administrative functions. General and administrative expense also includes professional services, including legal, accounting and audit services and other consulting fees, costs associated with the partnership contracts we have in place with certain payers, integrated delivery networks and health systems, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. In addition, if and when we obtain regulatory approval for our pre-registrational programs, or any of our other product candidates, we expect to incur additional expenses related to the building of our team to support product sales and distribution activities.

Other Income (Expense)

Change in Fair Value of Contingent Earn-Out Liability

Change in fair value of contingent earn-out liability includes the changes in fair value of the Earn-Out Shares, which were classified as liabilities as part of the Business Combination consideration.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities includes the changes in fair value of the Private Warrants and the Public Warrants, which are classified as liabilities, and were assumed as part of the Business Combination.

Interest Income (Expense), Net

Interest income (expense), net primarily consists of income earned on our cash and cash equivalents.

Other Income (Expense), Net

Other income (expense) consists of miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year
	Ended
	December 31,
	2021	2020	Change
Operating expenses:
Research and development	$118,109	$224,391	(106,282)
General and administrative	78,266	25,689	52,577
Total operating expenses	196,375	250,080	(53,705)
Loss from operations	(196,375)	(250,080)	53,705
Other income (expense):
Change in fair value of contingent earn-out liability	87,065	—	87,065
Change in fair value of warrant liabilities	8,880	—	8,880
Interest income, net	436	97	339
Other expense, net	(15)	—	(15)
Total other income, net	96,366	97	96,269
Net loss	$(100,009)	$(249,983)	149,974

Research and Development Expenses

Research and development expense was $118.1 million for the year ended December 31, 2021, compared to $224.4 million for the year ended December 31, 2020. The decrease of $106.3 million was primarily driven by a decrease of $194.0 million in license and milestone fees associated with new compounds added to our pipeline during 2021 and 2020, partially offset by a $40.3 million increase in preclinical and clinical development costs, a $22.4 million increase in employee related expenses driven by significant growth in our research and  development headcount to support the development of our pipeline, a $12.8 million increase in information technology, facilities and other allocated expenses that support our overall research and development activities, a $6.1 million increase in consulting and professional fees, and a $6.1 million increase in expense associated with our discovery collaboration agreements.

General and Administrative Expenses

General and administrative expense was $78.3 million for the year ended December 31, 2021, compared to $25.7 million for the year ended December 31, 2020. The increase of $52.6 million was primarily driven by a $39.4 million increase in employee related expenses driven by an increase in headcount to support the overall growth of the organization, a $9.5 million increase in consulting and professional fees, a $3.4 million increase in costs associated with the partnership contracts we have in place with certain payers, integrated delivery networks and health systems, and a $0.3 million increase in information technology, facilities, overhead allocations and other expenses.

Other Income, Net

Total other income, net was $96.4 million for the year ended December 31, 2021, compared to $0.1 million for the year ended December 31, 2020. The increase of $96.3 million was primarily due to $87.1 million and $8.9 million of non-cash income related to the remeasurement of the contingent earn-out liability and warrant liabilities, respectively, as of December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products until 2023, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and common stock.

To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Legacy EQRx Series A convertible preferred stock, the Business Combination and the concurrent PIPE Financing.  As of December 31, 2021, we had cash, cash equivalents and restricted cash of $1.7 billion.

Funding Requirements

We believe that, prior to the consideration of revenue and associated costs from the potential future sales of any of our investigational products that may receive regulatory approval, our existing cash and cash equivalents on hand as of December 31, 2021 of $1.7 billion will enable us to fund our operating expenses and capital expenditure requirements into 2025, based on certain assumptions regarding our development programs and business development plans. We have based this estimate on assumptions that may prove to be wrong and may change, and we could expend our capital resources sooner than we expect or slow our spend such that it will last longer than into 2025.

We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approval, advance our product candidates, pursue commercialization of any approved product candidates and advance other candidates in our pipeline through preclinical and clinical development. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development and commercialization activities. In addition, we expect to incur additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, MHRA and other regulatory authorities;
●	the progress of our efforts to acquire, in-licence or sub-license rights to additional product candidates;
●	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration and license agreements;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the cost and timing of completion of commercial-scale manufacturing activities;
●	the extent to which we partner our programs, acquire or in-license other product candidates and technologies or enter into additional collaborations;
●	efforts to establish and develop our Global Buyer’s Club through which payers can access our future product candidates;
●	the scope, progress, results and costs of our research programs and development of any additional product candidates that we may pursue;
●	our headcount growth and associated costs as we expand our research and development and establish our commercial infrastructure;
●	the cost of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the revenue, if any, received from commercial sales of aumolertinib and sugemalimab and any future product candidates for which we receive marketing approval; and
●	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common shares. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(183,180)	$(241,506)
Net cash used in investing activities	(4,448)	(2,980)
Net cash provided by financing activities	1,376,488	715,479
Net increase in cash, cash equivalents and restricted cash	$1,188,860	$470,993

Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash operating items such as depreciation, and stock-based compensation, as well as changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Cash used in operating activities for the year ended December 31, 2021, was $183.2 million, which was primarily attributable to a net loss of $100.0 million, a change in the fair value of the contingent earn-out liability of $87.1 million, a change in the fair value of the warrant liabilities of $8.9 million, and cash used by changes in our operating assets and liabilities of $15.1 million, partially offset by $26.2 million of stock-based compensation expense, $1.2 million of depreciation expense, and $0.5 million of non-cash lease expense. The net cash used of $15.1 million as a result of changes in our operating assets and liabilities was primarily due to a $37.8 million increase in prepaid expense and other current assets, partially offset by a $16.6 million increase in accrued expenses and a $6.1 million increase in accounts payable.

Cash used in operating activities for the year ended December 31, 2020, was $241.5 million, which was primarily attributable to a net loss of $250.0 million and was partially offset by net cash provided by changes in our operating assets and liabilities of $7.6 million, $0.3 million of stock-based compensation expense, $0.3 million of depreciation expense, and $0.2 million of non-cash lease expense. The net cash provided of $7.6 million as a result of changes in our operating assets and liabilities was primarily due to a $9.9 million increase in accrued expenses and $0.3 million increase in accounts payable, partially offset by a $2.6 million increase in prepaid expenses and other assets.

Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $4.4 million, and consisted of $4.0 million of purchases of investments and $0.4 million of purchases of property and equipment.

Cash used in investing activities for the year ended December 31, 2020 was $3.0 million, and consisted of purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $1.4 billion, and consisted of $1.3 billion in net proceeds from the Business Combination and PIPE Financing, $71.3 million of net proceeds from the sale and issuance of shares of Series B convertible preferred stock, and $0.7 million of proceeds from the issuance of shares of restricted common stock to our employees and advisors and from the exercise of options to purchase common stock.

Cash provided by financing activities for the year ended December 31, 2020 was $715.5 million, and consisted of $714.5 million of net proceeds from the sale and issuance of shares of Series A and Series B convertible preferred stock, and $0.9 million from issuance of shares of restricted common stock to our employees and advisors.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in note 2 to our audited annual consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Contingent Earn-Out Liability

In connection with the Business Combination, the Earn-Out Service Providers, are entitled to receive as additional merger consideration up to 50,000,000 additional shares of common stock if certain stock price triggers are achieved during the Earn-Out Period.

Earn-Out Shares allocated to Earn-Out Service Providers who held equity securities not subject to any vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging (ASC 815), as the Earn-Out Shares are not indexed to the Company’s common stock. Pursuant to ASC 815, these Earn-Out Shares were accounted for as a liability at the Closing Date of the Business Combination and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss. The fair value of the Earn-Out Shares accounted for under ASC 815 was $240.1 million at the Closing Date and was recognized as a liability in our consolidated balance sheet.

Earn-Out Shares allocated to Earn-Out Service Providers who held shares of common stock or options or purchase common stock that are subject to service-based vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC Topic 718, Share-Based Compensation (ASC 718), as the Earn-Out Shares are subject to forfeiture based on the satisfaction of certain service conditions. Pursuant to ASC 718, these Earn-Out Shares were measured at fair value at the grant date (the Closing Date) and will be recognized as expense over the time-based vesting period with a credit to additional paid-in-capital. The fair value of the Earn-Out Shares accounted for under ASC 718 was $43.4 million at the Closing Date.

The fair value of the Earn-Out Shares is determined using a Monte Carlo simulation valuation model that utilizes a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock prices milestones, including our common stock price, expected volatility, risk-free rate, expected term and expected dividend yield.

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We have 11,039,957 public warrants and 8,693,333  private warrants that were issued by CMLS III. Each warrant entitles the holder to purchase one share of Common Stock, at an exercise price of $11.50 per share. The public warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise, or redemption by us under certain conditions, at which time the warrants may be eligible for a cashless exercise. The private warrants are redeemable for cash under certain conditions so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants are redeemable by us and exercisable by such holders on the same basis as the public warrants.

The warrants contain provisions that require them to be classified as derivative liabilities in accordance with ASC 815. Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within our consolidated statements of operations and comprehensive loss. We adjust the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants or (b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

The fair value of the public warrants is based on observable listed prices for such warrants at the end of each reporting period, and the fair value of the private warrants is determined using Black-Scholes option pricing model.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development and manufacturing expenses. This process involves reviewing open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

●	CROs in connection with performing research and development activities on our behalf, including preclinical studies and clinical trials;
●	Investigative sites or other service providers in connection with preclinical or clinical trials; and
●	CMOs and other vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts from CROs that conduct and manage studies on our behalf. The financial terms of these contracts are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employees and directors based on their fair value on the date of grant and recognize compensation expense over the requisite service period, which is generally the vesting period. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. For awards with performance-based vesting conditions, we assess the probability that the performance conditions will be achieved at each reporting period. We use the accelerated attribution method to expense the awards over the requisite service period when the performance conditions are deemed probable of achievement.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. We estimate the fair value of each restricted common stock granted based upon the difference between the fair value of our common stock on the grant date and the price per share paid by the purchasers.

As there was not a public market for our common stock prior to becoming publicly traded, the estimated fair value of our common stock was determined by our board of directors as of the date of grant of each option or restricted stock award, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method (OPM) or a hybrid method, both of which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method is a probability-weighted expected return method (PWERM) where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

In addition to the results of these third-party valuations, our board of directors also considered a number of objective and subjective factors to determine the fair value of our common stock on each grant date, including: (i) our stage of development and our business strategy; (ii) the progress of our research and development programs; (iii) the progress of our collaboration and licensing efforts; (iv) the illiquid nature of our common stock; (v) the prices at which we sold convertible preferred stock and the superior rights and preferences of the convertible preferred stock relative to our common stock at the time of each grant; (vi) external market conditions affecting the biotechnology industry, and trends within the biotechnology industry; (vii) our financial position, including cash on hand, and our historical and forecasted performance and operating results; and (viii) the likelihood of achieving a liquidity event.

Subsequent to the closing of the Business Combination, our board of directors determines the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by the Nasdaq on the date of grant.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in note 2 to our audited annual consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an “emerging growth company” (EGC) under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. As an EGC, we may take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

●	we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;
●	we may avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	we may provide reduced disclosure about our executive compensation arrangements; and
●	we may not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

We will remain an EGC until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of the CMLS III initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the Exchange Act).

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $1.7 billion and $490.3 million as of December 31, 2021 and 2020, respectively, which consisted of cash, U.S. government money market funds and commercial bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Foreign Currency Exchange Risk

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss.

We currently do not have significant exposure to foreign currencies; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-33 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information, as of the date of this Annual Report, concerning our directors and executive officers.

Name	Age	Position(s)
Executive Officers:
Melanie Nallicheri	53	President, Chief Executive Officer and Director
Jami Rubin	58	Chief Financial Officer
Dina Ciarimboli	53	General Counsel and Secretary
Eric Hedrick, M.D.	57	Chief Physician Executive
Directors:
Alexis Borisy	50	Executive Chairman
Amy Abernethy, M.D., Ph.D.(4)	53	Director
Paul Berns(1)(3)	55	Director
Eli Casdin(1)(3)	48	Director
Jorge Conde(2)	44	Director
Kathryn Giusti(3)	63	Director
Sandra Horning, M.D.(2)(4)	73	Director
Clive Meanwell, M.D., Ph.D.(3)(4)	64	Director
Samuel Merksamer(1)	41	Director
Krishna Yeshwant, M.D.(2)(4)	43	Director
(1)	Audit Committee member
(2)	Compensation and Talent Development Committee member
(3)	Nominating and Corporate Governance Committee member
(4)	Research and Development Committee member

Executive Officers

Melanie Nallicheri has been our President, Chief Executive Officer and member of our board of directors since the Closing Date and is a co-founder of Legacy EQRx and was the President and Chief Operating Officer of Legacy EQRx since August 2019 and effective September 1, 2021 assumed the role of President and Chief Executive Officer and joined Legacy EQRx’s board of directors. Ms. Nallicheri is a healthcare and life sciences executive with nearly three decades of experience. Prior to joining Legacy EQRx, from September 2016 to April 2019, Ms. Nallicheri served as Chief Business Officer and Head of Biopharma for Foundation Medicine. Prior to that, from 2013 to June 2016, Ms. Nallicheri served in a variety of roles at McKesson Corporation, including as Senior Vice President, Corporate Strategy and Business Development at McKesson Distribution Solutions and McKesson Data & Analytics; and prior thereto, from 2011 to 2013 as Senior Vice President, Corporate Development at Geron Corporation. Ms. Nallicheri holds an M.S. in business and economics from WHU Otto Beisheim School of Corporate Management in Koblenz, Germany and an M.B.A. with honors from Columbia Business School.

We believe Ms. Nallicheri’s extensive experience as a healthcare and life sciences industry executive, her role as a co-founder of Legacy EQRx and her work and leadership at provide her with the qualifications and skills necessary to serve as a member of our board of directors.

Jami Rubin has been our Chief Finacnial Officer since the Closing Date, and prior thereto was Chief Financial Officer of Legacy EQRx beginning April 2021. Prior to joining Legacy EQRx, from May 2019 to April 2021, Ms. Rubin was a partner at PJT Partners, a global advisory-focused investment bank. Ms. Rubin spent more than

25 years as an equity analyst following the pharmaceutical industry, and was an equity research analyst and then partner at Goldman Sachs, managing the global healthcare research team from 2008 to October 2018. Ms. Rubin has served as a member of the board of directors of Relay Therapeutics, Inc. (Nasdaq: RLAY) since October 2019, and Red Door Community (f/k/a Gilda’s Club NYC) since January 2010. Ms. Rubin holds a B.A. from Vassar College.

Dina Ciarimboli has been the General Counsel and Secretary since February 2022, and previously served as a consultant since the Closing Date, and to Legacy EQRx since April 2021. Prior to consulting for Legacy EQRx, Ms. Ciarimboli was the Chief Legal Officer at Thrive Earlier Detection Corp from September 2018 to April 2021. From January 2012 to July 2020, she was General Counsel at Third Rock Ventures and prior to that, from 2003 to 2012, General Counsel at Prism VentureWorks. Ms. Ciarimboli served as a member of the board of directors of SheGives from May 2013 to December 2020. She holds a B.A. from Boston College and earned her J.D. from Boston College Law School.

Eric Hedrick, M.D. has been the Chief Physician Executive since the Closing Date and held the same role at Legacy EQRx beginningAugust 2020. Prior to joining Legacy EQRx, Dr. Hedrick acted as an independent hematology and oncology clinical development consultant from 2015 to August 2020, including serving as Chief Advisor to BeiGene, Inc. from March 2017 to August 2020. From 2012 to 2014, he was Chief Medical Officer at Epizyme and prior to that, from 2010 to 2012, Chief Medical Officer at Pharmacyclics. Prior to that, Dr. Hedrick spent almost a decade building out late-stage clinical development and post-marketing programs at Genentech. Prior to joining the pharmaceutical industry, Dr. Hedrick was an attending physician at Memorial Sloan Kettering Cancer Center, and he served as Chief Resident of Internal Medicine at Boston City Hospital. He holds a B.A. from Boston University and earned his M.D. from the University of Maryland School of Medicine.

Directors

Alexis Borisy has been Executive Chairman of our board of directors since the Closing Date and is a co-founder of Legacy EQRx and was Chairman of the board of directors and Chief Executive Officer of Legacy EQRx since August 2019 until transitioning to the role of Executive Chairman effective September 1, 2021. Mr. Borisy is a leading biotechnology entrepreneur and investor with more than 25 years of experience. From 2010 to June 2019, Mr. Borisy was a Partner at Third Rock Ventures. Mr. Borisy co-founded Blueprint Medicines Corporation (Nasdaq: BPMC), a biopharmaceutical company, and served as its Interim Chief Executive Officer from 2013 to 2014 and has served as a member of its board of directors since 2011. Mr. Borisy co-founded Foundation Medicine, Inc., where he served as its Interim Chief Executive Officer from 2009 to 2011 and served as a member of its board of directors from 2009 to July 2018, including as Chairman from 2011 to February 2017. Mr. Borisy has served as a member of the board of directors of Tango Therapeutics, Inc. (Nasdaq: TNGX) since January 2017, Magenta Therapeutics, Inc. (Nasdaq: MGTA) since 2015, and Revolution Medicines, Inc. (Nasdaq: RVMD) since 2014. Mr. Borisy is chairman of Relay Therapeutics, Inc. (Nasdaq: RLAY), has served on its board of directors since 2015 and was also Relay’s founding chief executive officer. In addition, Mr. Borisy currently serves on the board of directors several privately held biopharmaceutical companies. Mr. Borisy received an A.B. in Chemistry from the University of Chicago and an A.M. in Chemistry and Chemical Biology from Harvard University.

We believe Mr. Borisy’s extensive experience as an executive of, and working with and serving on the boards of directors of, multiple biopharmaceutical and life sciences companies, his role as a co-founder of EQRx, and his experience working in the venture capital industry provide him with the qualifications and skills necessary to serve as a member of our board of directors.

Amy Abernethy, M.D., Ph.D. has been a member of the board of directors since August 2021.  Dr. Abernethy has served as President, Clinical Research at Verily Life Sciences, an Alphabet company, since July 2021. Before joining Verily, Dr. Abernethy was Principal Deputy Commissioner of Food and Drugs of the FDA and the agency’s acting Chief Information Officer, a role she held from February 2019 until April 2021. Prior to FDA, Dr. Abernethy served as Chief Medical Officer, Chief Scientific Officer and Senior Vice President of Oncology at Flatiron Health, Inc., a healthcare technology company, from 2014 to January 2019. Before joining Flatiron, she was a Professor of Medicine in the Duke University School of Medicine from 2008 to 2015 and ran the Center for Learning Health Care in the Duke Clinical Research Institute from 2012 to 2015. She was also director of the Duke Cancer Care Research Program in the Duke Cancer Institute between 2008 and 2015. She also holds the title of Adjunct Professor of Medicine in the Duke University School of Medicine, and previously held a number of progressive faculty and clinical roles at Duke University and Flinders University of South Australia. Dr. Abernethy previously served on the board of directors of athenahealth, Inc., a software platform company offering medical practice automation and claims management services from 2013 to January 2019. Dr. Abernethy received her B.A. in biochemistry from the University of Pennsylvania and her M.D. from the Duke University School of Medicine. She also received a Ph.D. from Flinders University of South Australia.

We believe Dr. Abernethy’s FDA experience and experiences with data, clinical research and the use of technology within the biopharmaceutical industry provide her with the qualifications and skills necessary to serve as a member of our board of directors.

Paul Berns has been a member of the board of directors since the Closing Date, and previously served on the board of directors of Legacy EQRx from January 2020 through the Closing Date. Mr. Berns has been a consultant in the pharmaceutical industry since July 2016 and has been a member of ARCH Venture Partners since August 2018. He is also a co-founder of Neumora Therapeutics, Inc. and has been its Chairman of the board of directors and Chief Executive Officer since 2019. From 2014 to June 2016, Mr. Berns served as President and Chief Executive Officer, and served on the board from 2012 to June 2016 of Anacor Pharmaceuticals, Inc., a biopharmaceutical company, which was acquired by Pfizer Inc. in June 2016. Previously, Mr. Berns served as President and Chief Executive Officer of Allos Therapeutics, Inc., a biopharmaceutical company, from 2006 to 2012, and served on its board from 2006 to 2012, when it was acquired by Spectrum Pharmaceuticals, Inc. Mr. Berns was President and Chief Executive Officer, and served on the board of directors of Bone Care International, Inc., a specialty pharmaceutical company, from June 2002 to 2005, when it was acquired by Genzyme Corporation. Prior to that, Mr. Berns was Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories from 2001 to 2002, and from 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, when it was acquired by Abbott Laboratories in 2001. Earlier in his career, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company from 1990 to 2000. Mr. Berns has been serving as a member of the board of directors of Unity Biotechnology, Inc. (Nasdaq: UBX) since March 2018, is currently on the board of a number of privately held companies. Mr. Berns received his B.S. in Economics from the University of Wisconsin.

We believe Mr. Berns’s extensive experience as an outside advisor, venture investor and executive of multiple biopharmaceutical and life sciences companies provide him with the qualifications and skills necessary to serve as a member of our board of directors.

Eli Casdin has been a member of the board of directors since January 2021 and served as Chief Executive Officer from January 2021 through the Closing Date. Mr. Casdin also served on the board of directors of Legacy EQRx from January 2020 through the Closing Date. Mr. Casdin founded Casdin Capital, an investment firm specializing in life sciences in 2011, and serves as Chief Investment Officer of Casdin Capital. Prior to founding Casdin Capital, Mr. Casdin was a Vice President and Analyst at Alliance Bernstein and a member of its “thematic” based investment group from 2007 until 2011. Mr. Casdin previously held positions at Bear Stearns, an investment bank and Cooper Hill Partners, a biotechnology-focused investment firm. Mr. Casdin also currently serves on the board of directors of SomaLogic, Inc. (Nasdaq: SLGC) since December 2020, Sema4 Holdings Corp. (Nasdaq: SMFR) since July 2020, Century Therapeutics, Inc. (Nasdaq: IPSC) since February 2021, Tenaya Therapeutics, Inc. (Nasdaq: TNYA) since August 2019, and Absci Corporation (Nasdaq: ABSI) since October 2020. Mr. Casdin also currently serves on the board of directors of a number of privately held life sciences companies, on the Columbia University School of General Studies board of directors, and he has previously served on the board of directors of a number of public companies. Mr. Casdin earned his B.S. from Columbia University and an M.B.A. from Columbia Business School.

We believe that Mr. Casdin’s extensive experience as both an investor and executive in the biopharmaceutical industry, as well as his extensive service on the boards of directors of numerous life sciences and biotechnology companies, provides him with the qualifications and skills necessary to serve as a member of our board of directors.

Jorge Conde has been a member of the board of director since the Closing Date and served on the board of directors of Legacy EQRx from January 2020 through the Closing Date. Mr. Conde has been a General Partner at Andreessen Horowitz since June 2017, where he leads investments at the cross section of biology, computer science and engineering. Mr. Conde previously served as Chief Strategy Officer for Syros Pharmaceuticals, Inc. from April 2016 to March 2017, and as its Chief Product Officer from 2014 to May 2016. Prior to joining Syros, from 2007 to 2014, Mr. Conde served in various roles at Knome, Inc., a genomics company, including Founding Chief Executive Officer, Chief Financial Officer and Chief Product Officer. Earlier in his career, Mr. Conde worked in marketing and operations at MedImmune, in the life sciences group at Flagship Ventures and managed the business development function at Helicos Biosciences Corporation, a DNA sequencing company, and as a biotechnology investment banker at Morgan Stanley. Mr. Conde holds a B.A. in Biology from Johns Hopkins University, an M.S. from the Harvard-MIT Division of Health Sciences and Technology, and an M.B.A. from Harvard Business School.

We believe that Mr. Conde’s depth of knowledge of and experience in the biopharmaceutical industry, both as an investor and executive provide him with the qualifications and skills necessary to serve as a member of our board of directors.

Kathryn Giusti has been a member of the board of directors since the Closing Date and served on the board of directors of Legacy EQRx from September 2021 through the Closing Date. Ms. Giusti is the founder and Chief Mission Officer of the Multiple Myeloma Research Foundation (the MMRF), founded in 1998. Ms. Giusti Co-Chairs the Harvard Business School Kraft Precision Medicine Accelerator, which she helped found in 2016, as a Senior Fellow at Harvard Business School. Ms. Giusti is a business leader and a healthcare disrupter with over three decades of experience. Prior to founding the MMRF, from 1992 to 1997, Ms. Giusti held various positions including the Executive Director of Worldwide Arthritis Franchise at G.D. Searle & Company. From 1985 to 1990, Ms. Giusti served as a Marketing Executive for Gillette. Ms. Giusti served as a Sales & Marketing executive at Merck from 1980 to 1983. Ms. Giusti has served on a variety of boards including President Obama’s Precision Medicine Initiative Working Group and served as an advisor to the Biden Moonshot program. She was named to the President’s Council of Advisors on Science and Technology (PCAST), the National Cancer Advisory Board (NCAB), and the National Cancer Policy Board (NCPB). She served on the board of IMS Health and is on the advisory boards of Verily. Ms. Giusti is a member of the FasterCures Non-Profit Council and the Harvard Business School Health Advisory Board. Ms. Giusti has been named one of Time magazine’s 100 Most Influential People in the World in 2011 and was ranked #19 on Fortune’s list of the World’s 50 Greatest Leaders in 2014. Ms. Giusti received her MBA in general management from Harvard Business School and holds a B.S. and an honorary doctorate from the University of Vermont.

We believe that Ms. Giusti’s extensive experience as a leader in the healthcare industry, her work in precision medicine and medical research, and her role as the co-founder of MMRF provide her with the qualifications and skills necessary to serve as a member of our board of directors.

Sandra J. Horning, M.D., joined our board of directors on the Closing Date, and is a co-founder of Legacy EQRx and was a member of the board of directors of Legacy EQRx from August 2019 through the Closing Date. Dr. Horning previously served as the Chief Medical Officer and Global Head of Product Development of Roche, Inc., from 2013 until her retirement in October 2019, and prior to that as Global Head of Oncology Clinical Science of Roche, Inc. from 2009 to 2013. From 1980 until 2009, Dr. Horning was a practicing oncologist, investigator and tenured professor at Stanford University School of Medicine, where she remains a Professor of Medicine Emerita. From 2005 to 2006, Dr. Horning served as the President of the American Society of Clinical Oncology. From 2015 to July 2018, Dr. Horning served as a member of the board of directors of Foundation Medicine, Inc. She has been serving as a member of the board of directors of Olema Pharmaceuticals, Inc. (Nasdaq: OLMA) since November 2020, Moderna, Inc. (Nasdaq: MRNA) since March

2020, and Gilead Sciences, Inc. (Nasdaq: GILD) since January 2020. Dr. Horning received her M.D. from the University of Iowa School of Medicine and completed her internal medicine training at the University of Rochester and a fellowship in Oncology at Stanford University.

We believe that Dr. Horning’s significant experience in the field of oncology and her product development leadership experience, her role as a co-founder of Legacy EQRx, and her significant industry and public company board experience provide her with the qualifications and skills necessary to serve as a member of our board of directors.

Clive Meanwell, M.B., Ch.B, M.D., has been a member of the board of directors since the Closing Date and previously served on the board of directors of Legacy EQRx from October 2020 through the Closing Date. Dr. Meanwell is also the co-founder of Population Health Investment Co., Inc. (Nasdaq: PHICU), a special purpose acquisition company, and has been its Chief Executive Officer and director since September 2020, and is a co-founder of Population Health Partners, a private equity firm investing in technologies to alleviate suffering from prevalent chronic diseases. Dr. Meanwell previously was a founder of The Medicines Company and was a director from 1996 until it was acquired by Novartis for $9.7 billion in January 2020. From December 2018 until January 2020, Dr. Meanwell served as The Medicines Company’s Chief Innovation Officer, and served a number of roles at The Medicines Company while serving as Chief Executive Officer from 1996 until December 2018, including as Executive Chairman from 2001 to 2004 and Chairman of the board from 2001 to 2015. Dr. Meanwell is the Vice Chairman of BB Biotech, a Swiss investment corporation. Dr. Meanwell received an M.B. Ch.B. and a M.D. from the University of Birmingham, United Kingdom.

We believe that Dr. Meanwell’s significant experience in building and leading successful biotechnology companies, developing pharmaceuticals and scientific expertise provide him with the qualifications and skills necessary to serve as a member of our board of directors.

Samuel Merksamer has been a member of the board of directors since the Closing Date.  Mr. Merksamer has been a partner at Softbank Investment Advisers since October 2019. Prior thereto, he served as Partner at Caligan Partners, L.P., an investment firm from January 2017 to September 2019. He was a Managing Director of Icahn Capital LP, a subsidiary of Icahn Enterprises L.P., from 2008 to 2016. From 2003 until 2008, Mr. Merksamer was an analyst at Airlie Opportunity Capital Management. Mr. Merksamer has been serving as a director of Transocean Ltd. (NYSE: RIG) since 2013, and has previous experience on a number of public company boards, including as a director of American International Group, Inc. from 2016 to 2018, Hertz Global Holdings, Inc. from 2014 to 2017, Navistar International Corporation from 2012 to 2017, Cheniere Energy Inc. from 2015 to 2017, Transocean Partners from 2014 to 2016, Hologic Inc. from 2013 to 2016, and Ferrous Resources Limited from 2012 to 2016. Mr. Merksamer received an A.B. in Economics from Cornell University in 2002.

We believe that Mr. Merksamer’s extensive experience as an investor and knowledge of capital markets and public company experience, provide him with the qualifications and skills necessary to serve as a member of our board of directors.

Krishna Yeshwant, M.D. has been a member of the board of directors since the Closing Date and previously served as a member of the board of directors of Legacy EQRx from January 2020 through the Closing Date. Dr. Yeshwant has also served as a managing partner at GV since 2019 and has been working with GV since 2008. Dr. Yeshwant was previously employed by Partners Healthcare, a not-for-profit health care system, as an internal medicine adjunct physician at Brigham and Women’s Hospital from 2009 to 2021. Before joining GV, Dr. Yeshwant founded Stanford Students Consulting, an electronic data interchange company that was acquired by The Hewlett-Packard Company in 2000. In 2000, he founded Recourse Technologies, Inc., a network security company that was acquired by Symantec Corporation in 2002. Dr. Yeshwant has served on board of directors of Verve Therapeutics, Inc. (Nasdaq: VERV) since August 2018, and previously served on the board of directors of Foundation Medicine. Dr. Yeshwant received a B.S. in computer science from Stanford University, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School.

We believe Dr. Yeshwant’s extensive experience as an investor in the biotechnology industry, his experience as a physician, and his deep knowledge of life sciences companies provide him with the qualifications and skills necessary to serve as a member of our board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Based on information provided by each director concerning her or his background, employment and affiliations, the Board has determined that none of the directors, other than Mr. Borisy and Ms. Nallicheri, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors is “independent” as that term is defined under the Nasdaq listing standards. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with the combined company, CMLS III and Legacy EQRx and all other facts and circumstances the board of directors deems relevant in determining their independence, including the beneficial ownership of securities of the company by each non- employee director and the transactions described in Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Board Composition

The business and affairs of our company are organized under the direction of our board of directors. Alexis Borisy is our Executive Chairman. The primary responsibilities of the board are to provide oversight, strategic guidance, counseling and direction to management. The board of directors meets on a regular basis and additionally as required.

In accordance with the terms of the Bylaws, the board of directors may establish the authorized number of directors from time to time by resolution. The board of directors consists of eleven members. Each of the directors will continue to serve as a director until the election and qualification of his or her successor or until his or her earlier death, resignation or removal. Vacancies on the board of directors can be filled by resolution of the board of directors. The board of directors is divided into three classes, each serving staggered, three-year terms:

•        the Class I directors are Paul Berns, Jorge Conde and Sandra Horning, and their terms will expire at the annual meeting of stockholders to be held in 2022;

•        the Class II directors are Samuel Merksamer, Clive Meanwell, Krishna Yeshwant and Kathryn Giusti, and their terms will expire at the annual meeting of stockholders to be held in 2023; and

•       the Class III directors are Alexis Borisy, Eli Casdin, Melanie Nallicheri and Amy Abernethy, and their terms will expire at the annual meeting of stockholders to be held in 2024.

As a result of the staggered board, only one class of directors is elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Role of the Board in Risk Oversight/Risk Committee

One of the key functions of the board of directors is to maintain oversight of the risk management process. The board of directors administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of such board that address risks inherent in their respective areas of oversight. In particular, the board of directors is responsible for monitoring and assessing strategic risk exposure, and the Audit Committee has the responsibility to consider and discuss major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and other applicable regulatory requirements. The Compensation and Talent Development Committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. The Research and Development Committee provides oversight of research and development activities and function.

Board Committees

The board of directors has the authority to appoint committees to perform certain management and administration functions. The composition and responsibilities of each of the committees of the board of directors, including the Audit Committee, Compensation and Talent Development Committee and the Nominating and Corporate Governance Committee, are described below. Members will serve on these committees until their resignation or until otherwise determined by the board of directors. The charters for each of these committees is available on our website at www.eqrx.com.  The board of directors has also formed a Research and Development Committee, and may form other standing committees from time to time.

Audit Committee

The Audit Committee consists of Paul Berns, Eli Casdin, and Samuel Merksamer. The board has determined that each member is independent under the listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Chairperson of the Audit Committee is Eli Casdin. The board of directors has determined that Eli Casdin is an “audit committee financial expert” within the meaning of SEC regulations. The board has determined that each member of the Audit Committee has the requisite financial expertise required under the applicable requirements of the Nasdaq Global Market. In arriving at this determination, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment.

The primary purpose of the Audit Committee is to discharge the responsibilities of the board of directors with respect to the post-combination company’s accounting, financial, and other reporting and internal control practices and to oversee the company’s independent registered accounting firm. Specific responsibilities of the Audit Committee include:

●	helping the board of directors oversee corporate accounting and financial reporting processes;
●	managing the selection, engagement and qualifications of a qualified firm to serve as the independent registered public accounting firm to audit the company’s financial statements;
●	helping to ensure the independence and performance of the independent registered public accounting firm;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, the company’s interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing policies on financial risk assessment and financial risk management;
●	reviewing related party transactions;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes its internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation and Talent Development Committee

The Compensation and Talent Development Committee consists of Jorge Conde, Sandra Horning and Krishna Yeshwant. The board of directors has determined that each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.  The Chairperson of the Compensation and Talent Development Committee is Krishna Yeshwant. The primary purpose of the Compensation and Talent Development Committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the Compensation and Talent Development Committee include:

●	reviewing and approving, or recommending that the company’s board of directors approve, the compensation of executive officers and senior management;
●	reviewing and recommending to the board, the compensation of the company’s board of directors;
●	administering the stock and equity incentive plans;
●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;
●	reviewing, approving, amending and terminating, or recommending that the post-combination company board approve, amend or terminate, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for executive officers and other senior management, as appropriate;
●	reviewing and establishing general policies relating to employee compensation and benefits;
●	reviewing overall compensation philosophy;
●	ensuring that the post-combination company is a leader in diversity, equality and inclusion and identifying ways to incorporate diversity, equality and inclusion in its recruitment and talent development programs and efforts upholding a culture of equality and equity;
●	evaluating programs and practices that provide for talent and leadership development and advancement of high potential talent, and supporting a culture of high performance and continuous learning; and
●	reviewing management succession plans.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Paul Berns, Eli Casdin, Kathryn Giusti and Clive Meanwell. The board of directors has determined that each member is independent under the listing standards. The Chairperson of the Nominating and Corporate Governance Committee is Paul Berns.

Specific responsibilities of the Nominating and Corporate Governance Committee include:

●	identifying, evaluating and selecting, or recommending that the board of directors approve, nominees for election to the board;
●	evaluating the performance of the board and of individual directors;
●	evaluating the adequacy of corporate governance practices and reporting; and
●	developing and making recommendations to the board of directors regarding corporate governance guidelines and matters.

Code of Business Conduct and Ethics

Our board of directors has adopted an amended and restated Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.  The Code of Business Conduct and Ethics is available on the “Documents & Charters” section of the “Corporate Governance” section under “Investors” on our website, which is located at www.eqrx.com.

We intend to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements.

Compensation Committee Interlocks and Insider Participation

No proposed member of the Compensation and Talent Development Committee has ever been an officer or employee of our company, CMLS III or Legacy EQRx. None of our executive officers serve, or have served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on either company’s compensation committee.

Non-Employee Director Compensation

The board of directors has adopted a non-employee director compensation policy, which is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to our long-term success. See Item 11 “Executive Compensation—Director Compensation.”

Limitation on Liability and Indemnification of Directors and Officers

The A&R Certificate of Incorporation limits a director’s liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;
●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	for any unlawful payment of dividends or redemption of shares; or
●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and the Amended and Restated Bylaws provide that the post-combination company will, in certain situations, indemnify its directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require the company to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of its directors or officers or any other company or enterprise to which the person provides services at its request.

We plan to maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the A&R Certificate of Incorporation and Amended and Restated Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2021, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner except for one amended Form 4 for Eli Casdin, which amended and restated a timely-filed Form 4 to clarify the form of ownership reported in Table I and report Earn-out Shares in Table II.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

We did not provide any compensation to our executive officers prior to completion of our initial business combination with Legacy EQRx.  Accordingly, the discussion below focuses on the compensation programs and practices of our operating subsidiary, Legacy EQRx.  Historically, Legacy EQRx’s executive compensation program has reflected its growth and development-oriented corporate culture. To date, the compensation of our Chairman and former Chief Executive Officer, our Chief Executive Officer and President and our other executive officers identified in the 2021 Summary Compensation Table below, whom we refer to as the named executive officers, has consisted of a combination of base salary, bonuses and equity incentive compensation in the form of restricted stock awards and stock options. Our named executive officers who are full-time employees, like all other full-time employees, are eligible to participate in our retirement and health and welfare benefit plans.

We evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances merit. At a minimum, we expect to review executive compensation annually with input from a compensation consultant. As part of this review process, we expect our board of directors and the Compensation and Talent Development Committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. In connection with our executive compensation program, we will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

The following table shows the total compensation during the years indicated awarded to or earned by (1) Legacy EQRx’s former principal executive officer, who now serves as our Executive Chairman, (2) our current principal executive officer, and (3) our two next most highly compensated executive officers. Our executive officers have not earned any nonqualified deferred compensation during the periods presented and accordingly, we have omitted that column from the table.

2021 Summary Compensation Table

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards(1)	Compensation(2)	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)	($)
Alexis Borisy(4)	2021	514,667	—	3,446,560	343,555	—	4,304,782
Executive Chairman and Former Chief Executive Officer	2020	575,000	—	—	396,750	—	971,750

Melanie Nallicheri(5)	2021	509,333	—	2,778,121	311,071	11,600	3,610,125
President and Chief Executive Officer	2020	475,000	—	—	285,000	11,400	771,400

Jami Rubin(6)	2021	304,394	—	3,605,355	175,173		4,084,922
Chief Financial Officer	2020	—	—	—	—	—	—

Eric Hedrick, M.D.(7)	2021	405,000	—	161,773	170,100	—	736,873
Chief Physician Executive	2020	146,250	—	—	61,032	—	207,282
(1)	Represents the aggregate grant date fair value of restricted stock purchased by the named executive officer or options granted to the named executive officer calculated in accordance with ASC 718. See note 10 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K for a discussion of ASC 718. During the year ended December 31, 2021, Ms. Rubin purchased 2.2 million restricted shares at $0.0002 per share. During the year ended December 31, 2020, Ms. Nallicheri purchased 1.1 million restricted shares at the then-current fair market value in February 2020; and Dr. Hedrick purchased 0.6 million restricted shares at the then-current fair market value in August 2020.
(2)	Represents performance-based cash bonuses awarded to our named executive officers. See “Narrative Disclosures to the Summary Compensation Table —Non-Equity Incentive Plan Compensation” below for a description of this compensation.
(3)	Represents 401(k) match paid by us.
(4)	Mr. Borisy served as Legacy EQRx’s Chairman and Chief Executive Officer during 2020 and through August 31, 2021, and became Executive Chairman of Legacy EQRx effective September 1, 2021 and our Executive Chairman effective on the Closing Date.

(5)	Ms. Nallicheri served as Legacy EQRx’s President and Chief Operating Officer during 2020 and through August 31, 2021, and became President and Chief Executive Officer and joined its board of directors on September 1, 2021, and became our President, Chief Executive Officer and director on the Closing Date.
(6)	Ms. Rubin joined Legacy EQRx in April 2021 and did not earn any compensation in 2020, and became our Chief Financial Officer on the Closing Date. Salary and target bonus amounts are pro-rated for the year ended December 31, 2021.
(7)	Dr. Hedrick joined Legacy EQRx in August 2020 and became our Chief Physician Executive on the Closing Date. Salary and target bonus amounts are pro-rated for the year ended December 31, 2020.

Narrative Disclosures to the Summary Compensation Table

Our board of directors reviews compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, historical compensation level of our executives, individual performance as compared to our expectations and objectives, our desire to motivate employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to value creation for our company.

2021 Base Salaries

The annual base salaries of our named executive officers are generally determined, approved and reviewed periodically by our board of directors or compensation committee in order to compensate our named executive officers for their satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

	2021
	Base Salary
Name	($)
Alexis Borisy	360,000	(1)
Melanie Nallicheri	550,000	(2)
Jami Rubin	410,000
Eric Hedrick	405,000
(1)	Decreased from $575,000, effective September 1, 2021.
(2)	Increased from $475,000, effective September 1, 2021.

Non-Equity Incentive Plan Compensation

Our bonus program is intended to recognize and reward associates for achieving established objectives that are linked to the company’s growth and success, thereby allowing you to share in our performance based on corporate and individual accomplishments.

	2021
	Bonus Target
Name	(%)
Alexis Borisy	55.0	(1)
Melanie Nallicheri	55.0	(1)
Jami Rubin	40.0
Eric Hedrick	35.0
(1)	Effective September 1, 2021, and pro-rated for the calendar year. Prior thereto, the bonus target was 57.5% for Mr. Borisy and 50.0% for Ms. Nallicheri for 2021.

Our named executive officers earned bonuses as set forth in the Summary Compensation Table. These bonuses were based on specified company and individual performance metrics that were approved by the board of directors, and in the case of Ms. Rubin, was prorated based on employment start date.

Equity Incentive Compensation

Our equity-based incentive awards granted to our named executive officers are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. We have historically used restricted stock awards and share options as an incentive for long-term compensation to our executive officers.

Stock options allow our executive officers to profit from this form of equity compensation only if our share price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common shares on the date of grant. We may grant equity awards at such times as our board of directors or compensation committee determines appropriate.

Our executives generally are given the opportunity to acquire restricted stock and/or a grant of stock options in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving corporate goals or to reward certain performance. All options are granted with an exercise price that is no less than the fair market value of our common shares on the date of such grant of such award.

The equity-based incentive awards granted to our named executive officers during the year ended December 31, 2021 are reflected in the Outstanding Equity Awards Table below.

Executive Compensation Arrangements

The material terms of the employment agreements with our named executive officers are described below.

Alexis Borisy.  On November 11, 2019, and as amended and restated as of January 10, 2020, Legacy EQRx entered into an employment letter with Alexis Borisy for the position of Chief Executive Officer, pursuant to which Mr. Borisy was entitled to a base salary of $575,000 and an annual target bonus equal to 57.5% of his base salary. In connection with his transition to Executive Chairman in September 2021, Legacy EQRx entered into an amendment to Mr. Borisy’s letter agreement to reduce his salary to $360,000 per year, pro-rated for the 2021 calendar year, along with a reduction in his target bonus percentage to 55% of his base salary, pro-rated for the 2021 calendar year. In December 2021, Mr. Borisy’s base salary was increased to $390,000 effective January 1, 2022.  His salary is subject to annual review at the discretion of the board of directors, and his employment has no specified term and can be terminated at will by either party.

Prior to the amendment and restatement of his letter agreement, Mr. Borisy held two equity grants that he received as a co-founder to purchase an aggregate of 18,810,000 shares of common stock at a purchase price per share equal to fair market value on the date of grant. In connection with amending and restating his letter agreement, Mr. Borisy agreed to amend the terms of his founder grants to subject 15,988,500 of the underlying shares to the acceleration provisions set forth in the Severance Policy (as defined and further described below) and a new time-based vesting schedule. Accordingly, such options now vest in 48 equal monthly installments until January 2024 subject to Mr. Borisy’s continuous employment or other service relationship. However, in the event that (i) Mr. Borisy’s employment is terminated without cause (as defined in his letter agreement) and (ii) the board of directors does not otherwise provide an opportunity for Mr. Borisy to provide continued consulting, advisory, or other services for a period of at least 24 months following such termination, then 3,997,125 of his then-unvested shares (or, if a lesser number, all of his then-unvested shares) will immediately accelerate and become fully nonforfeitable as of the date of such termination. Additionally, in the event that Mr. Borisy’s employment is terminated without cause or he resigns for good reason in connection with, or within the 12-month period following a change in control (as such term is defined in his letter agreement) (such period the “change in control” period), any then-unvested shares will immediately accelerate and become fully nonforfeitable.

If Mr. Borisy’s employment is terminated without cause or as a result of his resignation for good reason outside of the change in control period, he will be eligible to receive: (i) 12 months of salary at his then current base salary and his target bonus amount, payable in a lump sum within 60 days of termination, (ii) 12 months’ benefits continuation, (iii) salary earned through date of termination, (iv) any unreimbursed expenses incurred through the date of termination, and (v) all accrued and vested benefits under the employee benefit plans in which he participates in accordance with the terms of such plans.

In the event Mr. Borisy is terminated without cause or he resigns for good reason during the change in control period, he will be eligible to receive: (i) 12 months of salary at his then current base salary and his target bonus amount, (ii) 12 months’ benefits continuation, (iii) full acceleration of all outstanding stock options and other equity awards then subject to vesting, (iv) salary earned through date of termination, (v) any unreimbursed expenses incurred through the date of termination, and (vi) all accrued and vested benefits under the employee benefit plans in which Mr. Borisy participates in accordance with the terms of such plans.

Melanie Nallicheri.  On November 11, 2019, and as amended and restated as of January 10, 2020, Legacy EQRx entered into an employment agreement with Melanie Nallicheri for the position of President and Chief Operating Officer, pursuant to which Ms. Nallicheri was entitled to a base salary of $475,000 and an annual target bonus equal to 50% of her base salary. In connection with her transition to Chief Executive Officer in September 2021, Legacy EQRx entered into an amendment to Ms. Nallicheri’s letter agreement to increase her salary to $550,000 per year, pro-rated for the 2021 calendar year, and to increase her target bonus percentage to 55% of her base salary, pro-rated for the 2021 calendar year.  In December 2021, Ms. Nallicheri’s base salary was increased to $600,000 effective January 1, 2022.  Her salary is subject to an annual review and increase, but not decrease, within the sole discretion of the board of directors. Ms. Nallicheri’s employment has no specified term and can be terminated at will by either party.

Prior to the amendment and restatement of her agreement, Ms. Nallicheri held 8,464,500 restricted shares of common stock that she was granted as a co-founder and purchased at a price per share equal to fair market value of common stock on the date of grant. In connection with amending and restating her agreement, Ms. Nallicheri agreed to amend the terms of her founder shares to subject 7,194,825 shares to the acceleration provisions set forth in the Severance Policy and new time-based vesting schedule. Accordingly, these 7,194,825 restricted shares now vest in 48 equal monthly installments until January 10, 2024, subject to Ms. Nallicheri’s continuous employment or other service relationship on each applicable vesting date. Additionally, Ms. Nallicheri was eligible to receive an additional equity grant to purchase 1,065,900 shares of common stock at a purchase price per share equal to fair market value of common stock subject to time-based vesting and the acceleration provisions of the Severance Policy, which were granted to her in February 2020.

If Ms. Nallicheri’s employment is terminated without cause or as a result of her resignation for good reason outside of the change in control period, she will be eligible to receive: (i) 12 months of salary at her then current base salary and her target bonus amount, payable in a lump sum within 60 days of termination, and (ii) 12 months’ benefits continuation, (iii) salary earned through date of termination, (iv) any unreimbursed expenses incurred through the date of termination, and (v) all accrued and vested benefits under the employee benefit plans in which Ms. Nallicheri participates in accordance with the terms of such plans.

In the event Ms. Nallicheri is terminated without cause or resigns for good reason during the change in control period, she will be eligible to receive: (i) 12 months of salary at her then current base salary and her target bonus amount, (ii) 12 months’ benefits continuation, (iii) full acceleration of all outstanding stock options and other equity awards then subject to vesting, (iv) salary earned through date of termination, (v) any unreimbursed expenses incurred through the date of termination, and (vi) all accrued and vested benefits under the employee benefit plans in which she participates in accordance with the terms of such plans.

Jami Rubin.  On March 8, 2021 Legacy EQRx entered into an employment letter with Jami Rubin for the position of Chief Financial Officer pursuant to which Ms. Rubin was entitled to a base salary of $410,000 and an annual target bonus equal to 40% of her base salary.  In December 2021, Ms. Rubin’s base salary was increased to $449,000 effective January 1, 2022. Her salary is subject to annual review at the discretion of the board of directors. Ms. Rubin’s employment has no specified term and can be terminated at will by either party.

Pursuant to the terms of her letter agreement, Ms. Rubin was eligible to receive an equity grant to purchase 2,194,500 shares of common stock in the form of either restricted stock or stock options. Ms. Rubin chose to receive her award in the form of restricted stock and acquired such shares in April 2021 in connection with her commencement of employment. The restricted stock is subject to the acceleration provisions of the Severance Policy and the following time-based and performance-based vesting conditions:

●	940,500 vest 25% on the first anniversary of the date of grant and in 36 monthly installments thereafter subject to Ms. Rubin’s continued employment or service relationship with EQRx;
●	627,000 vest if Ms. Rubin’s employment or service relationship remains continuous through the consummation of a bona fide financing transaction with a purchase price per share of at least $6.38 and results in proceeds to EQRx of $800,000,000 that occurs within the 18 month period, or performance period, following Ms. Rubin’s start date, or the finance condition; and
●	627,000 vest if Ms. Rubin’s employment or service relationship remains continuous through the date that EQRx’s common stock reaches $15.95 per share following an initial public offering or sale event (as such term is defined in the 2019 Plan) for 60 consecutive trading days within the four year period following Ms. Rubin’s start date.

Notwithstanding the foregoing, a ratable declining percentage (computed daily) of the 627,000 tranche subject to the finance condition will remain eligible to vest within the 180 day period following the performance period with 50% of the award vesting if such finance condition is reached on the 180th day following the performance period.

If Ms. Rubin’s employment is terminated without cause or as a result of her resignation for good reason outside of the change in control period, she will be eligible to receive: (i) 12 months of salary at her then current base salary and her target bonus amount, payable in a lump sum within 60 days of termination, (ii) 12 months’ benefits continuation, (iii) salary earned through date of termination, (iv) any unreimbursed expenses incurred through the date of termination, and (v) all accrued and vested benefits under the employee benefit plans in which she participates in accordance with the terms of such plans.

In the event Ms. Rubin is terminated without cause or resigns for good reason during the change in control period, she will be eligible to receive: (i) 12 months of salary at her then current base salary and her target bonus amount, (ii) 12 months’ benefits continuation, (iii) full acceleration of all outstanding stock options and other equity awards then subject to vesting, (iv) salary earned through date of termination, (v) any unreimbursed expenses incurred through the date of termination, and (vi) all accrued and vested benefits under the employee benefit plans in which she participates in accordance with the terms of such plans.

Eric Hedrick.  In June 2020, Legacy EQRx entered into a letter agreement with Eric Hedrick to provide advisor services. On August 17, 2021, Dr. Hedrick transitioned from an advisor to the role of Chief Physician Executive. Pursuant to the employment letter, Dr. Hedrick was entitled to a base salary of $390,000 and an annual target bonus equal to 35% of his base salary. His salary is subject to annual review at the discretion of the board of directors. In December 2021, Dr. Hedrick’s base salary was increased to $437,000 and his annual target bonus was increased to 40% of his base salary, effective January 1, 2022.  Dr. Hedrick’s employment has no specified term and can be terminated at will by either party.

Pursuant to the terms of his letter agreement, Dr. Hedrick was eligible to receive an equity grant to purchase 627,000 shares of common stock in the form of either restricted stock or stock options at a purchase price or exercise price per share equal to fair market value of common stock. Dr. Hedrick chose to receive his award in the form of restricted stock. Such equity grant is subject to vesting commencing on the employment start date with 25% vesting on the first anniversary of such date, and the remainder vesting in 36 equal monthly installments thereafter, subject to Dr. Hedrick’s continued employment or service relationship with EQRx.

Dr. Hedrick is eligible to participate in benefits programs currently offered by EQRx. He is subject to the same terms, conditions and limitations applicable to our other employees of similar rank and tenure.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information concerning outstanding stock awards held by our named executive officers as of December 31, 2021.

	Option Awards						Stock Awards
												Equity
												Incentive
												Plan
										Equity		Awards:
										Incentive		Market or
										Plan		Payout
										Awards:		Value
			Equity							Number of		of
			Incentive						Market	Unearned		Unearned
			Plan Awards:				Number of		Value of	Shares,		Shares,
	Number of	Number of	Number of				Shares or		Shares or	Units		Units
	Securities	Securities	Securities				Units of		Units of	or Other		or Other
	Underlying	Underlying	Underlying				Stock That		Stock That	Rights That		Rights That
	Unexercised	Unexercised	Unexercised	Option		Option	Have Not		Have Not	Have Not		Have Not
	Options (#)	Options (#)	Unearned	Exercise		Expiration	Vested		Vested	Vested		Vested
Name	Exercisable	Unexercisable	Options (#)	Price ($)		Date	(#)		($)(3)	(#)		($)(3)
Alexis Borisy	137,157	2,057,342	-	2.68	(1)	6/6/2031	-		-	-		-
	-	-	-	-			8,327,326	(4)	56,792,363	-		-
Melanie Nallicheri	-	626,999	-	2.21	(2)	1/20/2031	-		-	-		-
	78,375	1,175,624	-	2.68	(1)	6/6/2031	-		-	-		-
	-	-	-	-			3,747,297	(4)	25,556,566	-		-
	-	-	-	-			-		-	555,150	(4)	3,786,123
Jami Rubin	-	-	-	-			-		-	940,500	(5)	6,414,210
	-	-	-	-			-		-	627,000	(6)	4,276,140
Eric Hedrick	-	175,873	-	2.21	(2)	1/20/2031	-		-	-		-
	-	-	-	-			-		-	417,998	(7)	2,850,746
(1)	Options were granted on June 6, 2021 and vest in 48 equal monthly installments through the fourth anniversary of their respective vesting commencement dates.
(2)	Options were granted on January 20, 2021 and vest as to 25% of the shares underlying the award on the first anniversary of the grant date and the remaining 75% vest in 36 equal monthly installments thereafter through the fourth anniversary of the grant date.
(3)	The market value of the awards was determined using a stock price of $6.82, which was the closing price of our common stock on the Nasdaq on December 31, 2021.
(4)	The restricted shares vest in 48 equal monthly installments through the fourth anniversary of their respective vesting commencement dates.
(5)	The restricted shares vest as to 25% of the shares underlying the award on the first anniversary of Ms. Rubin’s employment start date, and the remaining 75% vest in 36 equal monthly installments thereafter.
(6)	The restricted shares vest 100% if our common stock reaches $15.95 per share following an initial public offering or sale event (as such term is defined in the 2019 Plan) for 60 consecutive trading days within the four year period following Ms. Rubin’s start date.
(7)	The restricted shares shown for Dr. Hedrick vest as follows: 25% of the shares vest on the first anniversary of Dr. Hedrick’s employment start date, and the remaining 75% vest in 36 equal monthly installments thereafter.

Other Elements of Compensation

Health and Welfare Plans

During their employment, our named executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, life insurance and disability benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Retirement Plan

We sponsor a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre-tax or post tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, we may make discretionary contributions as approved by the board of directors. Our executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees.

Severance and Change in Control Policy

Our board of directors has adopted a Severance and Change in Control Policy (the Severance Policy), pursuant to which our executive officers and certain other key employees are eligible to receive severance benefits. The Severance Policy will be in lieu of any other severance payments and benefits to which such key employee would otherwise be eligible, unless the key employee is party to any agreement or other arrangement that provides for greater benefits in the aggregate other than those set forth therein. All officers in the role of senior vice president or higher are eligible participants.

In the event of a “qualified termination” of the employment of an eligible employee, which generally includes a termination of employment by the employee by us for a reason other than “cause” or his or her resignation for “good reason” (as such terms are defined in the Severance Policy), that occurs outside the change in control period (as described below), then the eligible employee will be entitled to the following payments and benefits, or the Severance Benefits:

●	an amount equal to the sum of (i) 12 months of the eligible employee’s base salary as in effect immediately prior to their qualified termination of employment and (ii) such employee’s target bonus in the year of such termination; and
●	up to 12 months of company-paid continued health coverage under the Consolidated Omnibus Reconciliation Act of 1985 as amended (COBRA).

If such qualified termination occurs within the period beginning immediately prior to a “change in control” (as defined in the Severance Policy) and ending 12 months following such “change in control,” then the eligible employee will be entitled to the Severance Benefits and 100% accelerated vesting of all then-outstanding equity awards. Eligible participants who are not members of the senior leadership team (i.e., our executive officers and their direct reports) are entitled to (i) an amount equal to the sum of nine months of base salary and 0.75x his or her target bonus in the year of such termination and (ii) up to nine months of continued health coverage under COBRA.

The receipt of the payments and benefits provided for under the Severance Policy described above is conditioned on the eligible employee signing and not revoking a separation and release of claims agreement, such release becoming effective and irrevocable no later than the 60th day following the eligible employee’s involuntary termination of employment and continued compliance with all applicable restrictive covenants that he or she is bound by us or any successor.

Director Compensation

Pursuant to our non-employee director compensation program each non-employee director receives the following amounts for their services on the board of directors. Neither Alexis Borisy, our Executive Chairman, nor Melanie Nallicheri, our Chief Executive Officer, receive compensation as non-employee directors.

●	An option to purchase that number of shares of our common stock having a grant date fair value equal to $800,000 upon the director’s initial election or appointment to our board of directors that occurs after the Closing.
●	An annual option to purchase that number of shares of our common stock having a grant date fair value equal to $400,000 on the date of the annual meeting for such year. Directors who were elected in the 12 months preceding the annual grant are pro-rated on a monthly basis for time in service.
●	An annual director fee of $50,000.
●	If the director serves on a committee of our board of directors or in the other capacities stated below, an additional annual fee as follows:
●	Audit Committee Chairperson, $20,000
●	Audit Committee member, $10,000
●	Compensation and Talent Development Committee Chairperson, $15,000
●	Compensation and Talent Development Committee member, $7,500
●	Nominating and Corporate Governance Committee Chairperson, $10,000
●	Nominating and Corporate Governance Committee member, $5,000
●	Research and Development Committee Chairperson, $15,000
●	Research and Development Committee member, $7,500

Options granted to our non-employee directors under the program will have an exercise price equal to the fair market value of our common stock on the date of grant and will expire not later than ten years after the date of grant. One-third of the options granted upon a director’s initial election or appointment will vest on the one-year anniversary of the director’s initial election or appointment to our board of directors, and the remaining two-thirds will vest in eight substantially equal quarterly installments thereafter, with annual grants vesting on the one-year anniversary of the date of grant. In addition, all unvested options will vest in full upon the occurrence of a change in control.

The following table sets forth compensation paid by us to each non-employee director who was serving as member of our board of directors as of December 31, 2021.  We did not grant our non-employee directors any stock awards in 2021, nor did such directors earn any non-equity incentive plan compensation or nonqualified deferred compensation in 2021, and accordingly, we have omitted those columns from the table.

2021 Director Compensation Table

	Fees
	Earned or	Option	All Other
	Paid-in Cash	Awards(1)(4)	Compensation(2)	Total
Name	($)	($)	($)	($)
Amy Abernethy	2,344	—	—	2,344
Paul Berns	2,853	—	—	2,853
Eli Casdin	3,057	—	—	3,057
Jorge Conde(3)	—	—	—	—
Kathy Giusti	11,698	799,806	—	811,504
Sandra Horning	50,917	—	100,000	150,917
Clive Meanwell	50,510	—	—	50,510
Samuel Merksamer	2,446	—	—	2,446
Krishna Yeshwant	2,955	—	—	2,955
(1)	Represents the aggregate grant date fair value of options granted to the non-employee director calculated in accordance with ASC 718. See note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the assumptions used in ASC 718.
(2)	Represents fees earned for consulting services.
(3)	Mr. Conde has waived his rights to receive compensation as a director.
(4)	The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2021 by each non-employee director who was serving as of December 31, 2021.

Options
Outstanding
at 2021
Fiscal Year
Name	End
Kathy Giusti	159,286
Sandra Horning	313,500
Clive Meanwell	313,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table is based on 487,632,615 shares of common stock issued and outstanding as of February 28, 2022 and sets forth certain information known to us regarding the beneficial ownership of our common stock as of February 28, 2022 for each of our named executive officers, directors, all executive officers and directors as a group and each person known by us to be the beneficial owner of more than 5% of our common stock. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options, within 60 days of February 28, 2022. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of February 28, 2022 are considered outstanding and beneficially owned by the person holding such warrants or options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act, as well as our records.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as noted by footnote, the business address of each of the stockholders included below is c/o EQRx, Inc. 50 Hampshire Street, Cambridge, Massachusetts 02139.

		% of
Name of	Number of	common
Beneficial Owner	shares	stock
Directors and named executive officers
Melanie Nallicheri(1)	9,909,209	2.0%
Jami Rubin	2,194,500	*
Eric Hedrick(2)	666,186	*
Alexis Borisy(3)	19,130,034	3.9%
Amy Abernethy	200,000	*
Paul Berns	627,000	*
Eli Casdin(4)(5)	56,297,042	11.4%
Jorge Conde	—	—
Kathryn Giusti	—	—
Sandra Horning(6)	587,814	*
Clive Meanwell(7)	117,564	*
Samuel Merksamer	—	—
Krishna Yeshwant(8)	—	—
All executive officers and directors as a group (14 individuals)	89,886,099	18.1%

5% beneficial owners
Entities affiliated with Casdin Partners(4)	39,527,669	8.1%
Entities affiliated with ARCH Venture Partners(9)	36,335,375	7.5%
Entities affiliated with Softbank(10)	43,976,600	9.0%
Entities affiliated with GV 2019, L.P.(11)	47,252,687	9.7%
Entities affiliated with Andreessen Horowitz(12)	53,064,157	10.9%

*     Indicates beneficial ownership of less than 1%.

(1)	Includes 378,815 shares of common stock issuable upon exercise of vested stock options within 60 days of February 28, 2022.
(2)	Includes 39,186 shares of common stock issuable upon exercise of vested stock options within 60 days of February 28, 2022.
(3)	Includes 320,034 shares of common stock issuable upon exercise of vested stock options within 60 days of February 28, 2022.
(4)	Includes an aggregate 39,527,669 shares common stock (i) 30,214,933 of which will be held of record by Casdin Partners Master Fund, L.P. (CPMF), (ii) 3,824,572 of which will be held of record by Casdin Venture Opportunities Fund, L.P. (CVOF) and (iii) 5,488,164 of which will be held of record by Casdin Private Growth Equity Fund GP, LLC. (CPGEF and together with CPMF and CVOF, the Casdin Funds). The shares held by the Casdin Funds may be deemed to be indirectly beneficially owned by (i) Casdin Capital, LLC, the investment adviser to the Casdin Funds, (ii) Casdin Partners GP, LLC, the general partner of the Casdin Funds and (iii) Eli Casdin, the managing member of Casdin Capital, LLC and Casdin Partners GP, LLC. The shares held by Casdin Partners GP, LLC may be deemed to be indirectly beneficially owned by (i) Eli Casdin, the managing member of Casdin Partners GP, LLC. The address for the Casdin entities noted herein is 1350 Avenue of the Americas, Suite 2600, New York, New York 10019.
(5)	CMLS Holdings III LLC is the record holder of 8,659,372 shares of Common Stock and 8,110,001 warrants to purchase shares of Common Stock reported herein. The Board of Managers of CMLS Holdings III LLC is comprised of Eli Casdin and Keith Meister who share voting and investment discretion with respect to the common stock held of record by CMLS Holdings III LLC. Each of Messrs. Casdin and Meister disclaims beneficial ownership of these shares except to the extent of his respective pecuniary interest therein. The address for CMLS Holdings III LLC is c/o Corvex Management LP, 667 Madison Avenue, New York, New York 10065.
(6)	Includes 117,564 shares of common stock issuable upon exercise of vested stock options within 60 days of February 28, 2022.
(7)	Includes 117,564 shares of common stock issuable upon exercise of vested stock options within 60 days of February 28, 2022.
(8)	Dr. Yeshwant is a managing partner of GV. Dr. Yeshwant does not have voting or dispositive power over any of the shares directly held by GV 2019, L.P. referenced in footnote (11) below.
(9)	Includes (i) 18,167,688 shares of common stock held of record by ARCH Venture Fund X, L.P. (ARCH X) and (ii) 18,167,687 shares of common stock held of record by ARCH Venture Fund X Overage, L.P. (ARCH X Overage). ARCH Venture Partners X, L.P. (AVP X LP) is the sole general partner of ARCH X. ARCH Venture Partners X Overage, L.P. (AVP X Overage LP) is the sole general partner of ARCH X Overage. ARCH Venture Partners X, LLC (AVP X LLC), is the sole general partner of each of AVP X LP and AVP X Overage LP. As members of the investment committee of AVP X LLC, each of Keith Crandell, Kristina Burow, Steven Gillis and Robert Nelsen (the Committee Members) may also be deemed to share the power to direct the disposition and vote of the ARCH X and ARCH X Overage shares. AVP X LP and AVP X Overage LP may be deemed to beneficially own the shares held by ARCH X and ARCH X Overage, respectively, AVP X LLC may be deemed to beneficially own the shares held by ARCH X and ARCH X Overage, and each of the Committee Members may be deemed to share the power to direct the disposition and vote of the shares held by ARCH X and ARCH X Overage. AVP X LP, AVP X Overage LP, AVP X LLC, and the Committee Members each disclaim beneficial ownership, except, in each case, to the extent of any pecuniary interest therein. The principal business address of ARCH X, ARCH X Overage, AVP X LP, AVP X Overage LP, AVP X LLC and the Committee Members is 8755 Higgins Road, Suite 1025, Chicago, IL 60631.
(10)	Reflects (i) 43,176,600 shares of common stock and (ii) 800,000 shares of common stock underlying warrants, in each case held directly by SB Northstar LP (the SB Fund). The shares held by the SB Fund may be deemed to be indirectly beneficially owned by SB Management Limited (SB Management) and SoftBank Group Corp. (SoftBank). SB Management, a private company limited by shares organised under the laws of the Abu Dhabi Global Market corporation, serves as the investment manager to the SB Fund and as such may be deemed to have voting and investment power over the securities held by the SB Fund. SoftBank, a Japanese kabushiki kaisha, owns SB Management and it may be deemed to have voting and investment power over the securities held by the SB Fund. The address for the SB Management is 9th Floor, Al Sila Tower, Adgm Square, Al Maryah Island, Abu Dhabi, C0 NA. The address for SoftBank is 1-7-1, Kaigan, Minato-ku, Tokyo 105-7537 Japan.
(11)	Reflects shares of common stock held of record by GV 2019, L.P. GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C. (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the managing member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC) and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2019, L.P. The principal business address of GV 2019, L.P., GV 2019 GP, L.P., GV 2019 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, CA 94043.
(12)	Includes (i) 17,438,465 shares of common stock held of record by AH Bio Fund II, L.P., for itself and as nominee for AH Bio Fund II-B, L.P. (collectively, the AH Bio Fund II Entities), (ii) 19,192,015 shares of common stock held of record by AH Bio Fund III, L.P., for itself and as nominee for AH Bio Fund III-B, L.P. and AH Bio Fund III-Q, L.P. (collectively, the AH Bio Fund III Entities), (iii) 11,433,677 shares of common stock held of record by Andreessen Horowitz LSV Fund I, L.P., for itself and as nominee for Andreessen Horowitz LSV Fund I-B, L.P. and Andreessen Horowitz LSV Fund I-Q, L.P. and (iv) 5,000,000 shares of common stock held of record by Andreessen Horowitz LSV Fund II, L.P. , for itself and as nominee for and as nominee for Andreessen Horowitz LSV Fund II-B, L.P. (collectively, the AH LSV I Fund I Entities). AH Equity Partners Bio II, L.L.C., the general partner of the AH Bio Fund II Entities may be deemed to have sole voting and dispositive power over the shares held by the AH Bio Fund II Entities. AH Equity Partners Bio III, L.L.C., the general partner of the AH Bio Fund III Entities may be deemed to have sole voting and dispositive power over the shares held by the AH Bio Fund III Entities. AH Equity Partners LSV I, L.L.C., the general partner of the AH LSV I Fund I Entities may be deemed to have sole voting and dispositive power over the shares held by the AH LSV I Fund I Entities. The managing members of each of the AH Bio Fund II Entities, the AH Bio Fund III Entities and the AH LSV I Fund I Entities are Marc Andreessen and Ben Horowitz, and each of them may be deemed to hold shared voting and dispositive power over the shares held by the AH Bio Fund II Entities, the AH Bio Fund III Entities and the AH LSV I Fund I Entities. Shares held by each of these entities include shares that may be subsequently sold by each of Marc Andreessen, Ben Horowitz and Jorge Conde, a member of our board of directors, following in-kind distributions of shares by these entities. The address for the persons and entities set forth herein is 2865 Sand Hill Road, Suite 101, Menlo Park, CA 94025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 regarding shares of common stock that may be issued under our equity compensation plans.

	Number of	Weighted-	Number of securities
	securities to be	average	remaining available
	issued upon	exercise	for future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants and	reflected in the first
Plan Category	rights (#)	rights ($)	column)
Equity compensation plans approved by security holders(1)	21,624,447	3.39	59,353,357
Equity compensation plans not approved by security holders	—	—	—
Total	21,624,447		59,353,357
(1)	Includes the EQRx, Inc. 2019 Stock Option and Grant Plan, the EQRx, Inc. 2021 Stock Option and Incentive Plan, and the EQRx, Inc. 2021 Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Other than the compensation agreements and other arrangements described under Item 10 “Executive Compensation” in this Annual Report on Form 10-K and the transactions described below, since our inception, there has not been and there is not currently proposed, any transaction or series of similar transactions:

●	to which we were, or will be, a participant;
●	in which the amount involved exceeded, or will exceed the lesser of (i) $120,000 and (ii) or (y) 1% of the average of our total assets at year-end for the last two completed fiscal years; and
●	in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Certain Relationships and Related Person Transactions – CMLS III

Founder Shares

On February 4, 2021, CMLS Holdings III LLC (Sponsor) paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 11,500,000 CMLS III Class B common stock, par value $0.0001 (Founder Shares), which Founder Shares became Class A common stock in connection with the closing of the Business Combination and were reclassified as Common Stock. In February 2021, the Sponsor transferred

25,000 Founder Shares to each of Mr. Henry, Mr. Owusu-Kesse, Mr. Robins and Dr. Robins, each of whom was then serving as a Director. On April 6, 2021, CMLS III effected a 1:1.2 stock split of the Class B common stock, resulting in the Sponsor holding an aggregate of 13,700,000 Founder Shares and there being an aggregate of 13,800,000 Founder Shares outstanding, including up to 1,800,000 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to fully exercise their over-allotment option on April 9, 2021, none of the Founder Shares were forfeited. In August of 2021, 200,000 Founder Shares were subsequently transferred to Dr. Abernethy, resulting in the Sponsor holding 13,500,000 Founder Shares and there being an aggregate of 13,800,000 Founder Shares outstanding.

Private Warrants

The Sponsor and CMLS III’s independent directors purchased an aggregate of 8,693,333 private warrants at a price of $1.50 per warrant, for an aggregate purchase price of approximately $13,040,000. The Sponsor purchased 8,110,001 warrants and each of Mr. Henry, Mr. Robins and Dr. Robins (and/or one or more entities controlled by them) purchased 166,666 private warrants and Mr. Owusu-Kesse (and/or one or more entities controlled by him) purchased 83,334 private warrants. The private warrants are identical to the warrants sold in the IPOexcept that the private warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable (except in certain circumstances as described herein), (ii) may not (including the Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, were not able to be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights.

If the private warrants are held by holders other than the Sponsor or its permitted transferees, the private warrants will be redeemable and exercisable by the holders on the same basis as the public warrants.

Registration Rights

The holders of the Founder Shares, private warrants (and any shares of Common Stock issuable upon the exercise of the private warrants), and securities that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration Rights Agreement signed April 6, 2021, which was amended and restated at the closing of the Business Combination, which requires us to register such securities for resale. Pursuant to the Amended and Restated Registration Rights Agreement, we filed with the SEC a shelf registration statement for an offering to be made on a continuous basis from time to time with respect to the resale of the registrable shares under the Amended and Restated Registration Rights Agreement.

In addition, pursuant to the terms of the Amended and Restated Registration Rights Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the rights holders may demand at any time or from time to time, that we file a registration statement on Form S-1 or Form S-3 to register certain shares of Common Stock held by such rights holders. The Amended and Restated Registration Rights Agreement also provides the rights holders with “piggy-back” registration rights, subject to certain requirements and customary conditions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Note - Related Party

On February 4, 2021, the Sponsor agreed to loan CMLS III up to $300,000 to be used for a portion of the expenses of the IPO pursuant to a promissory note (the Note). This loan was non-interest bearing, unsecured and payable on the earlier of June 30, 2021, or the completion of the IPO. As of February 4, 2021, CMLS III had no borrowings under the Note. Subsequent to February 4, 2021, CMLS III borrowed approximately $200,000 under the Note. The loan was repaid upon the closing of the IPO out of the offering proceeds.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor, or certain of CMLS III’s officers and directors could have, but were not obligated to, loan CMLS III funds as may be required (Working Capital Loans). CMLS III would repay the Working Capital Loans, if any, upon completion of the initial business combination. In the event that the initial business combination did not close, CMLS III would have used a portion of the working capital held outside of the trust account in which it held the net proceeds from its initial public offering (the “Trust Account”) to repay the Working Capital Loans but no proceeds from the Trust Account would have been used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans was convertible into private warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would have been identical to the private warrants. As of the Closing Date, CMLS III had no borrowings under the Working Capital Loans.

Underwriting Agreement

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $19,320,000 in the aggregate. The deferred fee became payable to the underwriter from the amounts held in the Trust Account solely upon completion of the Business Combination, subject to the terms of the underwriting agreement. Accordingly, we paid such fees on the Closing Date.

Forward Purchase Agreement

CMLS III entered into separate forward purchase agreements with affiliates of the Sponsor, Casdin Capital, LLC (Casdin) and Corvex Management LP (“Corvex”), in their capacities as investment advisors on behalf of one or more investment funds, clients or accounts managed by each of Casdin and Corvex, respectively (collectively, their Clients), pursuant to which they agreed to cause the Clients to purchase from CMLS III 15,000,000 shares of common stock (the Forward Purchase Shares), for $10.00 per Forward Purchase Share, or an aggregate amount of $150,000,000, in a private placement that was to have closed concurrently with the closing of the Business Combination. The amount of Forward Purchase Shares sold pursuant to the forward purchase agreements would have been determined in CMLS III’s discretion based on CMLS III’s need for additional capital to consummate a Business Combination. Under each forward purchase agreement, CMLS III was required to approach Casdin and Corvex if it proposed to raise additional capital by issuing any equity, or securities convertible into, exchangeable or exercisable for equity securities in connection with a Business Combination. The respective obligations of Casdin and Corvex to purchase Forward Purchase Shares was, among other things, conditioned on CMLS III completing a Business Combination with a company engaged in a business that was within the investment objectives of the Clients purchasing Forward Purchase Shares and on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to such Clients as determined by Casdin or Corvex, as relevant, as investment advisors on behalf of such Clients.

Each of Casdin and Corvex had the right to transfer a portion of its purchase obligation under the forward purchase agreement to third parties, subject to compliance with applicable securities laws. To the extent that CMLS III obtained alternative financing to fund the initial Business Combination and the Clients participated in such financing, the aggregate commitment under the forward purchase agreement was to be reduced by the amount of such alternative financing. The Clients (directly or through one or more affiliates) agreed to purchase an aggregate of 10,250,000 shares of Class A common stock in the PIPE Investment, which satisfied the obligations of Casdin and Corvex under the forward purchase agreements. As a result, CMLS III, Casdin and Corvex agreed to terminate the obligations under the forward purchase agreements, contingent upon the Closing.

Subscription Agreement

In connection with the Business Combination, CMLS III entered into the Subscription Agreements with certain institutional investors (the PIPE Investors), pursuant to which, among other things, CMLS III issued and sold to the PIPE Investors, in private placements closed concurrently with the Closing, an aggregate of 120,000,000 shares of common stock at $10.00 per share, for an aggregate purchase price of $1,200,000,000. The obligations to consummate the subscriptions were conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Certain Relationships and Related Person Transactions – Legacy EQRx

Eli Casdin

Eli Casdin, who has served as a director on Legacy EQRx’s board of directors since January 2020, served as the Chief Executive Officer of CMLS III until the Closing Date and served on the board of directors of CMLS III since formation. Additionally, Eli Casdin is a beneficial owner of the Sponsor because Sponsor is controlled by C-LSH III LLC, an entity affiliated with Eli Casdin. As a result, Mr. Casdin is a related party.

Convertible Promissory Note Financing

On October 2, 2019, Legacy EQRx entered into a note purchase agreement, pursuant to which it sold an aggregate $22.0 million of convertible promissory notes, including to the following related parties:

●	GV 2019, L.P., an affiliate of Krishna Yeshwant, a director on the board of Legacy EQRx, a convertible promissory note, in the principal amount of $5.0 million, which was later converted into a total of 6,321,033 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below;
●	ARCH Venture Fund X, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, a convertible promissory note, in the principal amount of $2.5 million, which was later converted into a total of 3,160,517 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below;
●	ARCH Venture Fund X Overage, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, a convertible promissory note, in the principal amount of $2.5 million, which was later converted into a total of 3,160,516 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below;
●	AH Bio Fund II, L.P., as nominee, an affiliate of Jorge Conde, a director on the board of Legacy EQRx, a convertible promissory note, in the principal amount of $5.0 million, which was later converted into a total of 6,321,033 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below;
●	Casdin Partners Master Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and Chief Executive Officer of and director on the board of CMLS III, a convertible promissory note, in the principal amount of $4.0 million, which was later converted into a total of 5,056,826 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below; and
●	Casdin Venture Opportunities Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and Chief Executive Officer of and director on the board of CMLS III, a convertible promissory note, in the principal amount of $1.0 million, which was later converted into a total of 1,264,207 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below.

Equity Financings

Series A Convertible Preferred Stock

On January 10, 2020, Legacy EQRx entered into a Series A preferred stock purchase agreement with a number of accredited investors, pursuant to which Legacy EQRx sold an aggregate 262,070,014 shares of Legacy

EQRx’s Series A preferred stock and 12,000,000 shares of Legacy EQRx’s common stock for $218.0 million in cash and conversion of $22.0 million of outstanding convertible notes issued October 2019, or $0.9306 per share, including to the following related parties:

●	GV 2019, L.P., an affiliate of Krishna Yeshwant, a director on the board of Legacy EQRx, 49,304,055 shares of Legacy EQRx’s Series A preferred stock and 6,000,000 shares of Legacy EQRx’s common stock for $45.0 million, $5.0 million of which was paid via conversion of its then-outstanding convertible promissory notes;
●	ARCH Venture Fund X, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, 24,652,028 shares of Legacy EQRx’s Series A preferred stock and 2,500,000 shares of Legacy EQRx’s common stock for $22.5 million, $2.5 million of which was paid via conversion of its then-outstanding convertible promissory notes;
●	Paul Berns, a director on the board of Legacy EQRx, an aggregate of 1,000,000 shares of Legacy EQRx’s common stock for $100 in cash;
●	ARCH Venture Fund X Overage, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, 24,652,027 shares of Legacy EQRx’s Series A preferred stock and 2,500,000 shares of Legacy EQRx’s common stock for $22.5 million, $2.5 million of which was paid via conversion of its then-outstanding convertible promissory notes;
●	AH Bio Fund II, L.P., as nominee, an affiliate of Jorge Conde, a director on the board of Legacy EQRx, 27,812,544 shares of EQRx’s Series A preferred stock for $25.0 million, $5.0 million of which was paid via conversion of its then-outstanding convertible promissory notes;
●	AH Bio Fund III, L.P., as nominee, an affiliate of Jorge Conde, a director on the board of Legacy EQRx, 21,491,511 shares of Legacy EQRx’s Series A preferred stock for $20.0 million;
●	Casdin Partners Master Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and Chief Executive Officer of and director on the board of CMLS III, 27,085,625 shares of Legacy EQRx’s Series A preferred stock for $24.5 million, $4.0 million of which was paid via conversion of its then-outstanding convertible promissory notes; and
●	Casdin Venture Opportunities Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and Chief Executive Officer of and director on the board of CMLS III, 6,099,797 shares of Legacy EQRx’s Series A preferred stock for $5.5 million, $1.0 million of which was paid via conversion of its then-outstanding convertible promissory notes.

All such Legacy EQRx Series A preferred stock became Common Stock in accordance with the Merger Agreement at the Closing Date of the Business Combination, and there is no longer any such preferred stock outstanding.

Series B Convertible Preferred Stock

On November 2, 2020, Legacy EQRx entered into the Series B preferred stock purchase agreement with a number of accredited investors, pursuant to which Legacy EQRx sold an aggregate 207,394,482 shares of Legacy EQRx’s Series B preferred stock for approximately $568.7 million in cash, or $2.7419 per share, including to the following related parties:

●	GV 2019, L.P., an affiliate of Krishna Yeshwant, a director on the board of Legacy EQRx, 20,059,083 shares of Legacy EQRx’s Series B preferred stock for $55.0 million in cash;

●	ARCH Venture Fund X, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, 1,823,553 shares of Legacy EQRx’s Series B preferred stock for $5.0 million in cash;
●	ARCH Venture Fund X Overage, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, 1,823,553 shares of Legacy EQRx’s Series B preferred stock for $5.0 million in cash;
●	AH Bio Fund III, L.P., as nominee, an affiliate of Jorge Conde, a director on the board of Legacy EQRx, 9,117,765 shares of Legacy EQRx’s Series B preferred stock for $25.0 million in cash;
●	Andreessen Horowitz LSV Fund I, L.P., for itself and as nominee for Andreessen Horowitz LSV Fund I-B, L.P. and Andreessen Horowitz LSV Fund I-Q, L.P., an affiliate of Jorge Conde, a director on the board of Legacy EQRx, 18,235,530 shares of Legacy EQRx’s Series B preferred stock for $50.0 million in cash;
●	Casdin Partners Master Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and Chief Executive Officer of and director on the board of CMLS III, 13,129,581 shares of Legacy EQRx’s Series B preferred stock for $36.0 million in cash; and
●	Casdin Private Growth Equity Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and Chief Executive Officer of and director on the board of CMLS III, 8,753,054 shares of Legacy EQRx’s Series B preferred stock for $24.0 million in cash.

All such Legacy EQRx Series B preferred stock became Common Stock in accordance with the Merger Agreement at the Closing Date of the Business Combination and there is no longer an such preferred stock outstanding.

Founder Shares

On December 5, 2019, Legacy EQRx issued 30,000,000 shares of restricted common stock to Alexis Borisy, Executive Chairman and former Chief Executive Officer of Legacy EQRx and 13,500,000 shares of restricted common stock to Melanie Nallicheri, a director on the board and current Chief Executive Officer of Legacy EQRx. On January 10, 2020, concurrent with the Legacy EQRx Series A preferred stock financing, Mr. Borisy and Ms. Nallicheri entered into amended and restated employment agreements and agreed to subject such shares (25,500,000 for Mr. Borisy and 11,475,000 for Ms. Nallicheri) to vesting and certain other transfer restrictions. All such Legacy EQRx founder shares became shares of Common Stock at the Closing Date of the Business Combination.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of us or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Lock-up Agreements

In connection with the execution of the Merger Agreement, CMLS III entered into a Stockholder Lock-Up Agreement with several Legacy EQRx stockholders. Pursuant to such Stockholder Lock-Up Agreement, each such stockholder agreed, from the Closing Date until the earliest of (a) the date that is 180 calendar days from the Closing Date, and (b) the date following the Closing Date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of our capital stock for cash, securities or other property; not to (i) sell, offer to sell, contract or agree to sell, hypothecate pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to Common Stock issued to such stockholder pursuant to the Merger Agreement (such shares of Common Stock, the “Lock-up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii).

Policies for Approval of Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is any transaction involving over $120,000 in which we are a participant and a Related Person has a direct or indirect material interest; provided, however, that if we are a “smaller reporting company” such threshold shall be the lesser of (x) $120,000 and (y) 1% of the average of our total assets at year-end for the last two completed fiscal years. A “Related Person” means:

●	any director or executive officer of the Company;
●	any director nominee;
●	security holders known to us to beneficially own more than 5% of any class of our voting securities, and
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of its voting stock.

We designed these policies and procedures to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the Audit Committee of the Board of Directors has responsibility to review related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary and description of fees incurred by Ernst & Young LLP for the fiscal years ended December 31, 2021 and 2020.

	Year ended	Year ended
	December 31,	December 31,
Fee Category	2021	2020
Audit fees(1)	$1,675,000	$250,258
Tax fees(2)	288,064	9,670
All other Fees	—	—
Total	$1,963,064	$259,928
(1)	“Audit Fees” consist of fees for the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements. The audit fees incurred also include fees relating to services performed in connection with the Business Combination, in each case including comfort letters, consents and review of documents filed with the SEC and other offering documents.
(2)	“Tax Fees” consist of fees billed for professional services, including permissible tax compliance, tax planning and tax advice.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Under its charter, the Audit Committee must pre-approve all engagements of the independent registered public accounting firm for the performance of all audit and non-audit services that are not prohibited and the fees for such services.

The Audit Committee has determined that the rendering of other professional services for tax compliance and tax advice by Ernst & Young LLP is compatible with maintaining their independence. The Audit Committee has established a policy governing our use of Ernst & Young LLP for non-audit services. Under the policy, management may use Ernst & Young LLP for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. The services provided by Ernst & Young LLP in 2021 were pre-approved in accordance with this policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

The following documents are included on pages F-1 through F-33 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit	Description
2.1†	Merger Agreement (incorporated by reference to Annex A to the Form S-4 (file No. 333-259054) filed November 30, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of post-combination company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 20, 2021).
3.2	Amended and Restated Bylaws of post-combination company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed December 20, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-4 (file No. 333-259054) filed October 29, 2021).
4.2	Warrant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 9, 2021).
10.1#	EQRx, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Form 8-K filed December 20, 2021).
10.2#	Form of Award Agreements under the EQRx, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Form 8-K filed December 20, 2021)
10.3#	EQRx, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Form 8-K filed December 20, 2021).
10.4#	EQRx 2019 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 (file No. 333-259054) filed August 25, 2021).
10.5#

Form of Incentive Stock Option Grant Notice, Non-Qualified Stock Option Grant Notice, Early Exercise Non-Qualified Stock Option Grant Notice, and Restricted Stock Award Notice, under the EQRx, Inc. 2019 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.6#	EQRx, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).
10.7#	EQRx, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.8#	EQRx, Inc. Severance and Change of Control Policy (incorporated by reference to Exhibit 10.7 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).
10.9#

Amended and Restated Employment Letter Agreement, dated January 10, 2020, as amended June 16, 2021, by and between EQRx and Melanie Nallicheri (incorporated by reference to Exhibit 10.8 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.10#

Employment Letter Agreement, dated March 8, 2021, by and between EQRx, Inc. and Jami Rubin (incorporated by reference to Exhibit 10.9 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.11#

Employment Letter Agreement, dated June 5, 2020, by and between EQRx, Inc. and Eric Hedrick (incorporated by reference to Exhibit 10.10 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.12#**	Employment Letter Agreement, dated February 13, 2021, by and between EQRx, Inc. and Dina Ciarimboli.
10.13#	EQRx, Inc. Form of Employee Confidentiality, Assignment and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.11 to the Form S-4 (file No. 333-259054) filed August 25, 2021).
10.14#

Amended and Restated Employment Letter Agreement, dated January 10, 2020, as amended June 16, 2021, by and between EQRx, Inc. and Alexis Borisy (incorporated by reference to Exhibit 10.12 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.15#

Founder Agreement dated December 19, 2019, by and between EQRx, Inc. and Sandra Horning, as amended August 21, 2020 (incorporated by reference to Exhibit 10.13 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.16#	EQRx, Inc. Form of Director indemnification agreement (incorporated by reference to Exhibit 10.14 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).
10.17#	EQRx, Inc. Form of Officer indemnification agreement (incorporated by reference to Exhibit 10.15 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).
10.18

Lease Agreement by and between BMR-HAMPSHIRE LLC, and Surface Oncology, Inc., dated February 10, 2016 (incorporated by reference to Exhibit 10.16 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.19

Sublease Agreement by and between EQRx, Inc, and Surface Oncology, Inc., dated December 16, 2019 (incorporated by reference to Exhibit 10.17 to the Form S-4 (file No. 333-259054) filed November 23, 2021).

10.20††

Exclusive License Agreement by and between EQRx, Inc. and CStone Pharmaceuticals dated October 26, 2020 (incorporated by reference to Exhibit 10.18 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.21††

Strategic Collaboration and License Agreement by and among EQRx, Inc., Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd. dated July 22, 2020 (incorporated by reference to Exhibit 10.19 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.22††

Exclusive License Agreement by and between EQRx, Inc. and G1 Therapeutics, Inc. dated June 22, 2020 (incorporated by reference to Exhibit 10.34 to the Form S-4 (file No. 333-259054) filed October 29, 2021).

10.23††

Exclusive License Agreement by and between EQRx, Inc. and Lynk Pharmaceutical (Hangzhou) Co., Ltd dated April 1, 2020 (incorporated by reference to Exhibit 10.35 to the Form S-4 (file No. 333-259054) filed October 29, 2021).

10.24	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 5, 2021).
10.25	Form of Shareholder Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed August 5, 2021).

10.26	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed August 5, 2021).
10.27	Sponsor Support Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed August 5, 2021).
10.28	Forfeiture Agreement incorporated by reference to Exhibit 10.6 to the Form 8-K) filed August 5, 2021).
10.29	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2021).
10.30	Investment Management Trust Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 9, 2021).
10.31	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 9, 2021).
10.32	Private Placement Warrants Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed April 9, 2021).
10.33	Letter Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed April 9, 2021).
10.34	Forward Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Form 8-K filed April 9, 2021).
10.35	Forward Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Form 8-K filed April 9, 2021).
10.36

Amendment to Letter Agreement, dated August 5, 2021 by and among CM Life Sciences III, Inc., CMLS Holdings III LLC, and each of CM Life Sciences, Inc. officers, directors and director nominees listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed August 5, 2021).

16.1	WithumSmith+Brown, PC letter to the Securities and Exchange Commission dated December 20, 2021 (incorporated by reference to Exhibit 16.1 to the Form 8-K, filed December 20, 2021).
23.1**	Consent of Ernst & Young LLP
24.1**	Power of Attorney (included on signature page)
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________

** Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

†† Portions of this exhibit (indicated by brackets and asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EQRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EQRx, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 23, 2022

EQRx, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,678,542	$489,682
Prepaid expenses and other current assets	27,660	2,594
Total current assets	1,706,202	492,276
Property and equipment, net	1,985	2,720
Restricted cash	633	633
Right-of-use asset	2,672	4,863
Other investments	4,000	—
Other non-current assets	13,950	36
Total assets	$1,729,442	$500,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,640	$1,319
Accrued expenses	28,904	11,165
Lease liability, current	3,102	1,712
Total current liabilities	39,646	14,196
Non-current liabilities:
Contingent earn-out liability	153,041	—
Warrant liabilities	21,115	—
Lease liability, noncurrent	272	3,373
Restricted stock repurchase liability	529	877
Total liabilities	214,603	18,446
Commitments and contingencies (note 12)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 2,000,000 share authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common Stock, $0.0001 par value; 1,250,000,000 shares authorized as of December 31, 2021 and 2020; 537,632,615 and 324,237,896 shares issued as of December 31, 2021 and 2020, respectively; and 469,369,433 and 298,295,250 shares outstanding at December 31, 2021 and 2020, respectively	49	31
Additional paid-in capital	1,873,289	740,542
Accumulated other comprehensive income	1	—
Accumulated deficit	(358,500)	(258,491)
Total stockholders’ equity	1,514,839	482,082
Total liabilities and stockholders’ equity	$1,729,442	$500,528

See accompanying notes to the consolidated financial statements.

EQRx, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share information)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$118,109	$224,391
General and administrative	78,266	25,689
Total operating expenses	196,375	250,080
Loss from operations	(196,375)	(250,080)
Other income (expense):
Change in fair value of contingent earn-out liability	87,065	—
Change in fair value of warrant liabilities	8,880	—
Interest income, net	436	97
Other expense, net	(15)	—
Total other income, net	96,366	97
Net loss	$(100,009)	$(249,983)
Other comprehensive loss:
Foreign currency translation adjustments	1	—
Comprehensive loss	$(100,008)	$(249,983)
Loss attributable to common stockholders - basic and diluted	$(100,009)	$(249,983)
Net loss per share - basic and diluted	$(0.31)	$(1.81)
Weighted average common shares outstanding - basic and diluted	324,008,969	137,824,126

See accompanying notes to the consolidated financial statements.

EQRx, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share information)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2019	—	$—	—	$—	12,853,500	$2	$—	$—	$(8,508)	$(8,506)
Issuance of Series A convertible preferred stock, net of issuance costs of $347	262,070,014	243,536	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $381	—	—	181,261,150	496,619	—	—	—	—	—	—
Retroactive application of recapitalization	(262,070,014)	(243,536)	(181,261,150)	(496,619)	277,968,597	28	740,127	—	—	740,155
Issuance of common stock	—	—	—	—	7,524,125	1	—	—	—	1
Vesting of restricted common stock	—	—	—	—	12,018,778	1	69	—	—	70
Modification of restricted common stock	—	—	—	—	(12,069,750)	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	—	—	346	—	—	346
Net loss	—	—	—	—	—	—	—	—	(249,983)	(249,983)
Balance at December 31, 2020	—	—	—	—	298,295,250	31	740,542	$—	(258,491)	482,082
Issuance of Series B convertible preferred stock, net of issuance costs of $169	—	—	26,133,332	71,256	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	(26,133,332)	(71,256)	16,385,591	2	71,254	—	—	71,256
Shares issued in Business Combination and related PIPE Financing, net of transaction costs and acquired liabilities	—	—	—	—	144,572,306	14	764,153	—	—	764,167
Contingent earn-out liability and warrant liabilities recognized upon closing of the Business Combination	—	—	—	—	—	—	270,101	—	—	270,101
Vesting of restricted common stock	—	—	—	—	9,608,840	1	693	—	—	694
Common stock issued upon exercise of stock options	—	—	—	—	507,446	1	320	—	—	321
Foreign currency translation adjustment	—	—	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	26,226	—	—	26,226
Net loss	—	—	—	—	—	—	—	—	(100,009)	(100,009)
Balance at December 31, 2021	—	$—	—	$—	469,369,433	$49	$1,873,289	$1	$(358,500)	$1,514,839

See accompanying notes to the consolidated financial statements.

EQRx, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(100,009)	$(249,983)
Reconciliation of net loss to net cash used in operating activities:
Stock based compensation	26,226	346
Depreciation expense	1,183	338
Change in fair value of contingent earn-out liability	(87,065)	—
Change in fair value of warrant liabilities	(8,880)	—
Non-cash lease expense	481	222
Changes in operating assets and liabilities:
Prepaid expense and other assets	(37,812)	(2,604)
Accounts payable	6,143	324
Accrued expenses	16,553	9,851
Net cash used in operating activities	(183,180)	(241,506)
Investing activities:
Purchases of property and equipment	(448)	(2,980)
Purchases of investments	(4,000)	—
Net cash used in investing activities	(4,448)	(2,980)
Financing activities:
Proceeds from Business Combination and PIPE Financing, net of offering costs paid	1,304,564	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	71,256	714,534
Proceeds from issuance of common stock	668	945
Net cash provided by financing activities	1,376,488	715,479
Increase in cash, cash equivalents and restricted cash	1,188,860	470,993
Cash and restricted cash, beginning of period	490,315	19,322
Cash and restricted cash, end of period	$1,679,175	$490,315
Supplemental disclosure of non-cash activities
Unpaid liabilities assumed in connection with the Business Combination	$600	$—
Business Combination transaction costs included in accounts payable and accrued expenses	$1,363	$—
Issuance costs for convertible preferred stock included in accounts payable and accrued expenses	$—	$220
Right of use asset obtained in exchange for lease obligation	$—	$6,931

See accompanying notes to the consolidated financial statements.

EQRx, INC.

Notes to the Consolidated Financial Statements

1. NATURE OF BUSINESS

EQRx, Inc. (the “Company”) was incorporated on August 26, 2019 (“Inception”) and launched in January 2020 as a new type of pharmaceutical company committed to developing and delivering innovative medicines to patients at radically lower prices. Its mission is to improve health for all with great, innovative, affordable medicines so that people with life-changing or chronic conditions can gain access to the medicines they need, physicians can treat patients without barriers to prescribing, and health systems can afford to make those medicines available, without restrictions, to the populations they serve in a financially sustainable manner. This approach starts with assembling a catalog of medicines at significant scale, targeting some of the most innovative clinical opportunities and highest drug cost categories of today and tomorrow, with an initial focus on oncology and immune-inflammatory diseases.

Assuming it is successful in obtaining regulatory approval, the Company plans to offer its catalog of innovative medicines to payers and health systems at radically lower prices, through a simple and transparent pricing model without surprise price increases. The Company is also assembling a Global Buyers’ Club by entering into long-term, trusted strategic partnerships with private and public payers, providers and health systems so they and the patients they serve can gain access to its future medicines, if approved, at radically lower prices. The Company will offer simple and transparent pricing models to provide an opportunity for dramatic savings in these high-cost drug areas. The Company’s current pipeline of product candidates include two late stage programs each in-licensed in 2020: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (EGFR) inhibitor, and sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (PD-L1) antibody.

On December 17, 2021 (the “Closing Date”), the Company and CMLS III consummated the merger transaction contemplated pursuant to a definitive merger agreement dated August 5, 2021 (the “Merger Agreement”), by and among EQRx, Inc. (“Legacy EQRx”), CMLS III and Clover III Merger Sub, Inc. (“Merger Sub”). As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the Merger as a wholly-owned subsidiary of CMLS III (such transactions, the “Business Combination”). As a result of the Business Combination, CMLS III was renamed EQRx, Inc., and Legacy EQRx was renamed EQRx International, Inc.

The Business Combination was accounted for as a reverse recapitalization with Legacy EQRx being the accounting acquirer and CMLS III as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements and accompanying notes represents the accounts of Legacy EQRx and its wholly owned subsidiaries. The shares and net loss per common share prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement. For additional information on the Business Combination, refer to note 3 to these consolidated financial statements.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, identification of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, establishment of relationships with strategic partners, and the ability to secure additional capital to fund operations. Product candidates in-licensed and to be in-licensed, acquired or developed will require significant research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance and reporting capabilities.

There can be no assurance that the Company’s ability to identify product candidates and subsequently research and develop those product candidates will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained both inside and outside the U.S., that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable. Even if the Company’s product identification and development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales, and the Company may be subject to significant competitive or litigation risks.

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. COVID-19 has not had a significant impact on the operations or financial results of the Company to date.

Liquidity

The Company has limited operating history and anticipates that it will incur losses for the foreseeable future as it builds its internal infrastructure, identifies and acquires product candidates, conducts the research and development of its product candidates, and seeks marketing approval for its late-stage programs. The Company incurred a net loss of $100.0 million and $250.0 million for the years ended December 31, 2021 and 2020, respectively. Prior to the Business Combination, the Company funded its operations with proceeds from borrowings under the convertible promissory notes it issued in October 2019 (the “October 2019 Notes”) and from the sale of convertible preferred stock.

As of December 31, 2021, the Company had cash, cash equivalents and restricted cash of $1.7 billion. The Company expects that its cash, cash equivalents and restricted cash outstanding as of December 31, 2021 will be sufficient to fund its obligations for at least twelve months from the date of issuance of these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries: EQRx International, Inc., EQRx Securities Holding Corporation, and an immaterial foreign subsidiary. All financial information presented has been consolidated and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Functional Currency

The functional currency of the Company’s foreign operating subsidiary is the local currency. Foreign currency assets and liabilities held by the subsidiary are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive loss in the consolidated balance sheets and included as a component of Comprehensive loss in the consolidated statements of operations and comprehensive loss.

Gains and losses on foreign currency transactions are reflected in other income (expense) in the consolidated statements of operations and comprehensive loss.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of the Company’s convertible promissory notes and common stock, the accrual of research and development and manufacturing expenses, stock-based compensation expense, the valuation of the contingent earn-out liability, and the fair value of warrants. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2021 and 2020 consist of U.S. Government money market funds, commercial paper, and commercial bonds and are reported at fair value.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$1,678,542	$489,682
Restricted cash	633	633
Total cash and restricted cash	$1,679,175	$490,315

Amounts included in restricted cash as of December 31, 2021 and 2020 consist of cash held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility located in Cambridge, MA (see note 12).

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company mitigates this risk by maintaining its cash and cash equivalents with high quality, accredited financial institutions. The management of the Company’s investments is not discretionary on the part of these financial institutions. As of December 31, 2021, the Company’s cash and cash equivalents were deposited at two financial institutions and it has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements. The Company has not experienced any losses on its deposits of cash and cash equivalents and does not believe that it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption to the supply of such drug substance and drug products.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Non-observable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Lease Agreements

Under ASC Topic 842, Leases (“ASC 842”), the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company’s operating leases are recognized on its consolidated balance sheets as noncurrent assets, current liabilities and noncurrent liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made prior to commencement and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has a lease agreement with lease and non-lease components, which are accounted for as a combined element.

Property and Equipment

Property and equipment consist of leasehold improvements, furniture, computer equipment, and capitalized website development costs.

The Company capitalizes certain costs incurred during the application development stage related to the development of internal-use software and websites when it is probable the project will be completed. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. The Company expenses costs related to the planning and post-implementation phases of software and website development as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. Expenses for repairs and maintenance are charged to operations as incurred.

Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2021.

Cloud Computing Arrangements

The Company defers implementation costs incurred in cloud computing hosting arrangements in accordance with Accounting Standards Update (“ASU”) 2018-15 and amortizes these costs over the noncancelable term of the cloud computing arrangement, plus any optional renewal periods (1) that are reasonably certain to be exercised by the Company or (2) for which exercises of the renewal option is controlled by the cloud service provider. Costs incurred during the application development stage are capitalized within prepaid expense and other assets on the consolidated balance sheet. Amortization of implementation costs are recorded on a straight-line basis, over the estimated useful life for each module or component of the related hosting arrangement when it is ready for its intended use and reflected in either research and development or general and administrative expense in the consolidated statement of operations and comprehensive loss.

Other Investments

From time-to-time the Company may make minority investments in other biotechnology companies. Where the Company has no significant influence, these investments are accounted for under the measurement alternative for equity securities without readily determinable fair values provided for under Accounting Standards Codification ("ASC") Topic 321, Equity Investments. The investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2021, the Company held one investment in equity securities without readily determinable fair values valued at $4.0 million.  As of December 31, 2021, no impairment has been recorded.

Contingent Earn-Out Liability

In connection with the Business Combination, holders of Legacy EQRx equity securities and options (“Earn-Out Service Providers”) are entitled to receive as additional merger consideration of up to 50,000,000 shares of the Company’s common stock (the “Earn-out Shares”), comprised of two separate tranches, for no consideration upon the occurrence of certain triggering events.

Earn-Out Shares allocated to Earn-Out Service Providers who held equity securities not subject to any vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), as the Earn-Out Shares are not indexed to the Company’s common stock. Pursuant to ASC 815, these Earn-Out Shares were accounted for as a liability at the Closing Date of the Business Combination and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The fair value of the Earn-Out Shares accounted for under ASC 815 was $240.1 million at the Closing Date and was recognized as a liability in the consolidated balance sheet.

Earn-Out Shares allocated to Earn-Out Service Providers who held shares of common stock or options to purchase common stock that are subject to time-based vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC Topic 718, Share-Based Compensation (“ASC 718”), as the Earn-Out Shares are subject to forfeiture based on the satisfaction of certain service conditions. Pursuant to ASC 718, these Earn-Out Shares were measured at fair value at the grant date (the Closing Date) and will be recognized as expense over the time-based vesting period with a credit to additional paid-in-capital. The fair value of the Earn-Out Shares accounted for under ASC 718 was $43.4 million at the Closing Date.

The Earn-Out Shares accounted for under ASC 815 are categorized as a Level 3 fair value measurement (see Fair Value Measurements accounting policy and note 4) because the Company estimates projections over a ten-year period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company assumed 11,039,957 publicly-traded warrants (“Public Warrants”) and 8,693,333 private placement warrants issued in connection with CMLS III’s initial public offering (“Private Warrants” and, together with the Public Warrants, the “Warrants”). The Warrants entitle the holder to purchase one share of the Company’s common stock, par value $0.0001, at an exercise price of $11.50 per share.

The Private Warrants and the Public Warrants contain provisions that require them to be classified as derivative liabilities in accordance with ASC 815. Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within the consolidated statements of operations and comprehensive loss. The Company adjusts the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Warrants or (b) the redemption of the Warrants, at which time the Warrants will be reclassified to additional paid-in capital.

Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Research and Development Funding

In October 2019, the Company provided Crimson Biopharm (“Crimson”) with $1.0 million in research and development funding through a convertible promissory note (the “2019 Crimson Note”). In February 2020, the Company provided Crimson with an additional $0.5 million in research and development funding through a convertible promissory note (the “2020 Crimson Note”). The 2019 Crimson Note and 2020 Crimson Note (collectively, the “Crimson Notes”) are senior to all other indebtedness of Crimson and bear interest at 6%, compounding annually, unless previously repaid or converted. The conversion rate of the Crimson Notes is defined based upon the possible occurrence of certain defined events which may or may not occur.

In October 2021, the Company amended the Crimson Notes to extend their original maturity dates to April 30, 2022.

The Company evaluated the arrangement with Crimson and concluded that it represents a research and development funding arrangement. As the convertible promissory note purchase agreements do not specify exactly how the funding is to be spent with respect to the continued development of the Crimson asset, the $1.5 million of aggregate funding provided through the Crimson Notes was expensed as research and development expense in the consolidated statement of operations and comprehensive loss upon payment of the research and development funding.

Research and Development Costs

Research and development expenses for the years ended December 31, 2021 and 2020, consists of salaries and benefits, including associated stock-based compensation, third-party license fees, and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and fees paid to other entities that conduct certain research and development activities on the Company’s behalf.

Research and development costs are expensed as incurred. The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, contract research organizations, and clinical manufacturing organizations, that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on actual time and expenses incurred by them. Further, the Company accrues expenses related to clinical trials based on the level of patient activity according to the related agreement. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and adjusts estimates accordingly.

The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for stock options based upon the fair value of the awards on the grant date and recognizes the expense on a straight-line basis over the requisite service period of the award, which is typically the vesting period. Compensation expense is measured using the fair value of the award at the grant date and is adjusted to reflect actual forfeitures as they occur.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected term of the option, the expected volatility of the Company’s common stock, expected dividends on the Company’s common stock, and the risk-free interest rate over the expected life of the option.

Expected Term — The Company uses the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14.D.2 to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees.

Expected Volatility — The Company estimates expected volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded stock price.

Risk Free Interest Rate — The risk-free rate assumption is based on the U.S. Treasury yield curves whose terms are consistent with the expected term of the stock options.

Expected Dividend — The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs or service payments are classified.

The Company recognizes stock-based compensation expense for restricted common stock based upon the difference between the fair value of the Company’s common stock on the grant date of the restricted common stock and the price per share paid by the purchasers and recognizes the expense on a straight-line basis over the requisite service period of the award.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense.

The Company accounts for uncertainty in income taxes recognized. If the tax position is deemed more-likely-than-not to be sustained it would then be assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. To date the Company has no uncertain tax positions and there have been no interest and penalties.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the year ended December 31, 2021, the Company’s comprehensive loss reflects foreign currency translation adjustments. There was no difference between net loss and comprehensive loss during the year ended December 31, 2020.

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and the effect of dilutive securities.

The Company applies the two-class method to calculate its basic and diluted net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends; but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available and regulatory reviewed by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment as the CODM manages operations on a consolidated basis for purposes of allocating resources and assessing performance. The Company’s singular focus is on making innovative medicines at dramatically lower prices for the benefit of people and society. All of the Company’s long-lived assets reside in the United States.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020.  The Company adopted ASU 2019-12 effective January 1, 2021.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

3. BUSINESS COMBINATION

On December 17, 2021, Merger Sub, a wholly-owned subsidiary of CMLS III, merged with Legacy EQRx, with Legacy EQRx surviving as a wholly-owned subsidiary of CMLS III, a related party.  Pursuant to the terms of the Merger Agreement, on the Closing Date, each outstanding share of issued and outstanding common stock and preferred stock of Legacy EQRx was converted into the right to receive 0.627 shares (the “Exchange Ratio”) of the combined entity’s common stock, par value $0.0001 per share (“Common Stock”), resulting in the issuance of a total of 343,060,309 shares of Common Stock. Additionally, on the Closing Date, each option to purchase common stock of Legacy EQRx became an option to purchase shares of Common Stock of the combined company, subject to adjustment in accordance with the Exchange Ratio.

As of the Closing Date, each of the issued and outstanding shares of Class A common stock and Class B common stock (“Founders Stock”) of CMLS III automatically converted, on a one-for-one basis, into shares of Common Stock, and each of the issued and outstanding Private Warrants and Public Warrants automatically converted into warrants to acquire shares of Common Stock.

In connection with the Business Combination, CMLS III entered into agreements with existing and new investors to subscribe for and purchase an aggregate of 120.0 million shares of its common stock (the “PIPE Financing”) that resulted in gross proceeds of $1.2 billion upon the closing of the PIPE Financing. The closing of the Business Combination was a precondition to the PIPE Financing.

The number of shares of the Company’s common stock outstanding immediately following the consummation of the Business Combination was as follows:

Shares
Common stock of CMLS III outstanding prior to Business Combination	69,000,000
Less redemption of CMLS III shares	(39,587,066)
Less Founder Stock forfeited	(4,840,628)
Common stock of CMLS III as of the Business Combination	24,572,306
Common Stock issued pursuant to PIPE Financing	120,000,000
Business Combination and PIPE Financing shares	144,572,306
Common stock issued in Business Combination to Legacy EQRx shareholders	343,060,309
Total shares of common stock issued immediately after Business Combination	487,632,615

The Business Combination has been accounted for as a “reverse recapitalization” in accordance with U.S. GAAP. Under the reverse recapitalization model, the Business Combination was treated as Legacy EQRx issuing equity for the net assets of CMLS III, with no goodwill or intangible assets recorded. Under this method of accounting, CMLS III is treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the merger, Legacy EQRx stockholders have a majority of the voting power of the combined company, Legacy EQRx comprises all of the ongoing operations of the combined entity, Legacy EQRx comprises a majority of the governing body of the combined company, and Legacy EQRx senior management comprises all of the senior management of the combined company.

In connection with the Business Combination, the Company received net proceeds of $1.3 billion from the merger and related PIPE Financing. The following table summarizes the elements of the net proceeds from the Business Combination and PIPE Financing transactions as of December 31, 2021 (in thousands):

Recapitalization
Cash - CMLS III's Trust account and cash (net of redemptions)	$158,160
Cash - PIPE Financing	1,200,000
Less transaction costs and fees paid as of the Closing Date	(53,596)
Proceeds from the Business Combination, net of transactions costs paid as of the Closing Date	1,304,564
Less transaction costs included in accounts payable and accrued expenses at December 31, 2021	(1,363)
Net proceeds from the Business Combination	$1,303,201

Following the Closing Date, Earn-Out Service Providers may receive a pro rata share of up to 35,000,000 additional shares of Common Stock if at any time between the 12-month anniversary of the Closing Date and the 36-month anniversary of the Closing Date (the “Earn-Out Period”), the Common Stock price is greater than or equal to $12.50 for a period of at least 20 out of 30 consecutive trading days (“Tranche 1”), and up to 15,000,000 additional share of common stock if at any time during the Earn-Out Period the Common Stock price is greater than or equal to $16.50 for a period of at least 20 out of 30 consecutive trading days (“Tranche 2”).

Upon the Closing, the contingent obligation to issue Earn-Out Shares to Earn-Out Service Providers who held equity not subject to any vesting conditions or restrictions as of the Closing Date were accounted for as a liability because as the Earn-Out Shares are not considered indexed to the Company’s common stock. The estimated fair value of the total Earn-Out Shares accounted for as liabilities at the Closing Date was $240.1 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis. The contingent earn-out liability was remeasured to fair value as of December 31, 2021, resulting in the recording of a non-cash gain of $87.1 million for the year ended December 31, 2021, classified as a change in the fair value of the contingent earn-out liability in the consolidated statements of operations and comprehensive loss.

The Earn-Out Shares subject to liability accounting were valued using the following assumptions under the Monte Carlo simulation valuation model:

	December 31,	December 17,
	2021	2021
Market price of public stock	$6.82	$8.69
Expected share price volatility	54.0%	52.9%
Risk-free interest rate	0.96%	0.93%
Estimated dividend yield	0.0%	0.0%

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,345,174	$—	$—	$1,345,174
Commercial paper (due within 90 days)	—	329,345	—	329,345
Total financial assets	$1,345,174	$329,345	$—	$1,674,519
Liabilities
Contingent earn-out liability	$—	$—	$153,041	$153,041
Warrant liabilities	11,813	9,302	—	21,115
Total financial liabilities	$11,813	$9,302	$153,041	$174,156

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$361,087	$—	$—	$361,087
Commercial bonds (due within 90 days)	—	32,059	—	32,059
Commercial paper (due within 90 days)	—	94,536	—	94,536
Total financial assets	$361,087	$126,595	$—	$487,682

The following table presents a summary of the change in the fair value of the Company’s level 3 financial instruments (in thousands):

Fair Value

Fair value as of December 31, 2020	$—
Contingent earn-out liability recognized upon the Closing of the Business Combination	240,106
Change in fair value	(87,065)
Fair value as of December 31, 2021	$153,041

The fair value of the contingent earn-out liability and the Warrant liabilities are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

In determining the fair value of the contingent earn-out liabilities, the Company used a Monte Carlo simulation model using a distribution of potential outcomes on a monthly basis prioritizing the more reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the Company’s stock price at December 31, 2021, expected volatility, risk-free rate, expected term and expected dividend yield (see note 3).

The fair value of the Public Warrants was based on observable listed prices for such warrants at December 31, 2021. The fair value of the Private Warrants is equivalent to that of the Public Warrants as they have substantially the same terms; however, they are not actively traded.  The change in the fair value of the Warrants during the year ended December 31, 2021 is as follows (in thousands):

Fair Value

Fair value as of December 31, 2020	$—
Warrant liabilities acquired as part of Business Combination	29,995
Change in fair value	(8,880)
Fair value as of December 31, 2021	$21,115

The carrying amounts of the Company’s prepaid and other current assets, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

		December 31,
	Estimated Useful Life	2021	2020
Property and equipment:
Leasehold improvements	Lesser of useful life or life of lease	$1,492	$1,479
Furniture and fixtures	5 years	1,215	893
Capitalized website development	1-3 years	577	548
Computer equipment	3 years	222	138
Work-in-progress	n.a.	—	—
		3,506	3,058
Less: Accumulated depreciation		(1,521)	(338)
Property and equipment, net:		$1,985	$2,720

During the years ended December 31, 2021 and 2020, the Company recorded approximately $1.2 million and $0.3 million, respectively, in depreciation expense.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
External research and development	$23,282	$9,870
Accrued professional services	4,075	723
Accrued consulting	811	334
Accrued compensation	417	120
Other	319	118
Total accrued expenses	$28,904	$11,165

7. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 10, 2020, the Company entered into a Series A Preferred Stock Purchase Agreement (“Series A Purchase Agreement”), pursuant to which it could raise up to approximately $218.0 million through the issuance of up to 234,257,469 Series A shares, excluding the issuance of shares of Series A upon conversion of the October 2019 Notes, par value $0.0001 per share, for $0.9306 per share (“Series A Original Issue Price”).

In January, February, June and July 2020 (the “Initial Closings”), the Company sold a total of 126,262,623 shares of its Series A for gross proceeds of $117.5 million, excluding the shares of Series A issued upon conversion of the October 2019 Notes.

Based upon the terms of the Series A Purchase Agreement, the investors that participated in the Initial Closings were obligated to purchase an additional 107,994,846 shares of Series A for aggregate proceeds of $100.5 million within 15 business days of a written notice from either (i) 55% of the holders then-outstanding, or (ii) the Company on or after June 1, 2020 (the “Second Closing”). The Company provided notice to investors that it would like to close the Second Closing in September 2020. Upon completion of the Second Closing, the Company issued the additional 107,994,846 shares of Series A at the Series A Original Issue Price.

Series B Convertible Preferred Stock

On November 2, 2020 (the “Series B Original Issue Date”), the Company entered into a Preferred Stock Purchase Agreement, as further amended on November 18, 2020 (“Series B Purchase Agreement”), pursuant to which it immediately issued 98,654,203 shares of Series B convertible preferred stock (“Series B”) (the “Series B Initial Closing”) at a purchase price of $2.7419 per share (the “Series B Original Issue Price”).

Based upon the terms of the Series B Purchase Agreement, after the Series B Initial Closing, the Company could sell, in one or more additional closings, 191,473,066 additional shares of Series B to one or more purchasers who are existing stockholders of the Company or are mutually acceptable to the Company and its board of directors, provided that (a) such subsequent closings were consummated prior to March 31, 2021, (b) each such additional purchaser became a party to the transaction agreements, and (c) the Company could not sell and issue more than 191,473,066 shares in aggregate in all closings under the Series B Purchase Agreement (“Series B Additional Closings”). During the year ended December 31, 2020, the Company issued a total of 181,261,150 shares of Series B for aggregate proceeds of $497.0 million in the Series B Initial Closing and through Series B Additional Closings.

On January 28, 2021, the Company further amended the Series B Purchase Agreement to increase the number of shares of Series B that could be issued under the agreement from 191,473,066 to 207,885,043. In January and February 2021, the Company issued an additional 26,133,332 additional shares of Series B at the Series B Original Issued Price for aggregate proceeds of $71.7 million.

Conversion of Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the Closing Date, each share of Legacy EQRx convertible preferred stock issued and outstanding immediately prior to the Closing Date was converted into shares of the combined company’s common stock using an exchange ratio of 0.627. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization as discussed further in note 3 and note 9.

8. WARRANTS

As the accounting acquirer, EQRx, Inc. is deemed to have assumed the Public Warrants and Private Warrants held by CMLS III’s shareholders at an exercise price of $11.50. In accordance with the warrant agreements, the Warrants became exercisable on January 16, 2022. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Subsequent to the Business Combination, the Public Warrants and Private Warrants meet liability classification requirements since the Warrants contain provisions whereby adjustments to the settlement amount of the warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants are classified as liabilities on the consolidated balance sheet at December 31, 2021. As of December 31, 2021, no Warrants have been exercised or redeemed.

As of December 31, 2021, the following Warrants were outstanding:

Warrant Type	Shares	Exercise Price
Public Warrants	11,039,957	$11.50
Private Warrants	8,693,333	$11.50
Total Warrants	19,733,290

Public Warrants

The Public Warrants became exercisable into shares of common stock commencing on January 16, 2022. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Redemption of Warrants When the Price per Common Stock Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the common stock for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption to the warrant holders (“Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations, and the like).

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00

The Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s common stock as described below;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations, and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations, and the like), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Company’s common stock shall mean the volume weighted average price of the Company’s common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of common stock per warrant (subject to adjustment).

No fractional shares will be issued upon exercise of the Warrants.

Private Warrants

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as described above in the discussion of the redemption of warrants when the price per share of common stock equals or exceeds $10.00, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Warrants were initially recognized as a liability on the Closing Date, at a fair value of $30.0 million, and were remeasured to a fair value of $21.1 million at December 31, 2021, resulting in an unrealized gain of $8.9 million recognized within change in fair value of warrant liabilities in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2021.

The Warrants were valued on December 31, 2021 and December 17, 2021 using the listed trading price of $1.07 and $1.52, respectively.

9. STOCKHOLDERS’ EQUITY

The consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization (see note 3).

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 2,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of December 31, 2021.

Common Stock

Upon the closing of the Business Combination, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 1,250,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the Company’s preferred stock.

As of December 31, 2021, 537,632,615 shares of common stock were issued including 40,674,552 shares sold to the Company’s founders, employees and advisors under restricted stock agreements (see note 10), and 50,000,000 Earn-Out Shares.

Reserve for Issuance

The Company has the following shares of common stock reserved for future issuance:

	December 31,
	2021	2020
Convertible preferred stock	—	277,968,597
Outstanding stock options	21,624,447	5,787,185
Outstanding Public Warrants	11,039,957	—
Outstanding Private Warrants	8,693,333	—
Remaining shares available for future issuance under 2019 Stock Option and Grant Plan	—	35,164,238
Remaining shares available for future issuance under 2021 Stock Option and Incentive Plan	59,353,357	—
Shares available for grant under 2021 Employee Stock Purchase Plan	4,876,326	—
Total shares of common stock reserved	105,587,420	318,920,020

10. STOCK-BASED COMPENSATION

2019 Stock Option and Grant Plan

The 2019 Stock Option and Grant Plan (the “2019 Plan”) was adopted by the Company’s board of directors and approved by its stockholders in January 2020. The 2019 Plan provided for the issuance of incentive stock options or non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of the foregoing to employees, board members, consultants and advisors.

The 2019 Plan was administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of a stock option may not be greater than ten years. The Company generally granted stock-

based awards with service conditions only under the 2019 Plan. Stock options granted under the 2019 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years.

The total number of shares of common stock that may be issued under the 2019 Plan was 24,512,391 at plan adoption. In November 2020, the Company increased the number of shares of common stock reserved for issuance under the 2019 Plan by 19,691,304.

As required by the 2019 Plan, the exercise price for stock options granted was not to be less than the fair value of common shares as determined by the Company as of the date of grant. Prior to completion of the Business Combination, the Company valued its common stock by taking into consideration its most recently available valuation of common shares performed by management and the board of directors.

Upon completion of the Business Combination, the Company ceased issuing awards under the 2019 Plan. As of December 31, 2021, the Company had issued a total of 29,165,789 stock options and shares of restricted stock under the 2019 Plan.

2021 Option Grant and Incentive Plan

The 2021 Option Grant and Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors and the stockholders on December 16, 2021 and became effective on the Closing Date. The 2021 Plan provides for the issuance of incentive stock options or non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of the foregoing to employees, board members, consultants and advisors.

The 2021 Plan is administered by the Compensation and Talent Development Committee of the Company’s board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of a stock option may not be greater than ten years. The Company generally grants stock-based awards with service conditions only. Stock options granted under the 2021 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years.

The total number of shares of common stock that may be issued under the 2021 Plan was 59,353,357 at plan adoption (“Share Reserve”). The 2021 Plan provides that the Share Reserve will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation and Talent Development Committee (the “Annual Increase”). Share limits under the 2021 Plan are subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under each of the 2021 Plan and the 2019 Plan will be added back to the Share Reserve. As of December 31, 2021, the Company has not issued any awards under the 2021 Plan, and 59,353,357 shares remain available for future grant.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and the stockholders on December 16, 2021. The ESPP provides employees with an opportunity to acquire shares of common stock at a discounted price. An aggregate of 4,876,326 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the least of (i) 1% of the number of shares of common stock outstanding on the immediately preceding December 31,

(ii) 4,876,326 shares of common stock, and (iii) such lesser number of shares determined by the Compensation and Talent Development Committee of the Company’s board of directors. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. No awards were granted under the ESPP as of December 31, 2021.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$5,393	$99
General and administrative	20,833	247
Total stock-based compensation	$26,226	$346

Stock Options

A summary of stock option activity for employee and nonemployee awards under the 2019 Plan is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
		Exercise	Term	(in
	Options	Price	(years)	thousands)
Outstanding at December 31, 2020	5,787,185	$0.88	9.71	$7,680
Granted	17,398,882	4.07
Exercised	(511,873)	0.65
Cancelled/forfeited	(1,049,747)	2.27
Outstanding at December 31, 2021	21,624,447	$3.39	9.22	$82,038
Vested at December 31, 2021	2,340,128	$1.80	8.85	$11,942
Vested and expected to vest at December 31, 2021	21,624,447	$3.39	9.22	$82,038

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2021	2020
Risk-free interest rate	0.93%	0.42%
Volatility	64%	66%
Dividend yield	0.00%	0.00%
Expected term (years)	6.03	6.02

The Company recorded stock-based compensation expense associated with employee and non-employee stock options of $7.2 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively.  Stock-based compensation expense for the year ended December 31, 2021, included $0.2 million related to the modification of the vesting and exercise terms of certain employee’s stock options.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, and 2020 was $2.61 and $0.46 per share, respectively. The fair value of options that vested during the years ended December 31, 2021 and 2020 was $3.0 million and $31.4 thousand, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the year ended December 31, 2021 was $4.2 million. There were no options exercised during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company granted stock options to purchase a total of 360,524 shares of common stock to certain employees that vest only upon the achievement of a specified performance condition. The grant date fair value of these options is approximately $0.9 million. The Company determined that certain of the performance condition was achieved as of December 31, 2021, or expected to be achieved, and as a result, recognized $0.8 million of the stock-based compensation expense related to these awards during the year ended December 31, 2021.

As of December 31, 2021, there was $40.9 million of total unrecognized compensation expense related to unvested stock options that the Company expects to recognize over a remaining weighted-average period of 3.3 years.

Restricted Common Stock

As of December 31, 2021, the Company has issued a total of: (i) 5,603,522 shares of restricted common stock to employees and advisors of the Company under the 2019 Plan; (ii) 627,000 shares of restricted common stock to a strategic partner outside of the 2019 Plan as partial compensation for future services; and (iii) 34,865,902 shares of restricted common stock to its founders, employees and advisors outside of the 2019 Plan.

All shares of restricted common stock were issued subject to restricted stock purchase agreements between the Company and each purchaser. Pursuant to the restricted stock purchase agreements, the Company, at its discretion, has the right to repurchase unvested shares if the holder’s relationship with the Company is terminated at the lesser of the original purchase price of the shares, or the fair value of the shares at repurchase. The restricted shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

In January 2020, the Company’s board of directors modified the terms of 27,274,500 shares of restricted common stock that were granted to certain members of the senior leadership team during the period from August 26, 2019 to December 31, 2019. Pursuant to the modified terms, the awards granted will vest at a slower rate than originally provided for under the respective stock purchase agreements. No incremental stock-based compensation expense was recognized as a result of the modification of the awards during the year ended December 31, 2020.

A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted common stock at December 31, 2020	25,942,576	$0.01
Granted	2,351,250	2.06
Forfeited	(421,868)	0.00
Vested	(9,608,840)	0.16
Unvested restricted common stock at December 31, 2021	18,263,118	0.22

During the year ended December 31, 2021, the Company issued 627,000 shares of restricted stock with vesting conditions tied to the achievement of an average closing stock price that meets a specified threshold for 60 consecutive trading days (the “Market Awards”). As the vesting of the Market Awards is tied to the achievement of a market condition, the weighted-average grant-date fair value per share was calculated using a Monte Carlo simulation analysis. This valuation methodology utilizes several key assumptions including the forecasted stock price, stock price volatility, risk-free rate as of valuation date, stock price as of grant date and the trigger for the performance condition to be met. The resulting compensation expense is recognized over the derived service period, calculated using a Monte Carlo simulation analysis.

During the year ended December 31, 2021, the Company granted 783,750 shares of restricted stock to certain employees that vest only upon the achievement of a specified performance condition. The grant date fair value of these shares of restricted stock is approximately $1.4 million. The Company determined that the performance condition was achieved as of December 31, 2021 and as a result, recognized all of the stock-based compensation expense related to these awards during the year ended December 31, 2021.

As of December 31, 2021, there was $2.2 million of total unrecognized compensation expense related to unvested restricted common stock that the Company expects to recognize over a remaining weighted-average period of 3.1 years.

Earn-Out Shares

As discussed in note 2, Earn-Out Shares allocated to Earn-Out Service Providers who held shares of common stock or options to purchase common stock that are subject to time-based vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC 718. Pursuant to ASC 718, these Earn-Out Shares were measured at fair value at the grant date (the Closing Date) and will be recognized as expense over the time-based vesting period using the accelerated attribution method with a credit to additional paid-in-capital. The fair value of the Earn-Out Shares accounted for under ASC 718 was $43.4 million at the Closing Date.

The following table summarizes the activity associated with Earn-Out Shares accounted for pursuant to ASC 718 during the year ended December 31, 2021 (in thousands, except per share data):

		Weighted-
		Average
		Grant Date Fair Value
	Number of Shares	Per Share
Outstanding at December 31, 2020	—	$—
Granted	7,653,215	5.67
Forfeited	—	—
Outstanding at December 31, 2021	7,653,215	$5.67

During the year ended December 31, 2021, the Company recognized $16.7 million of stock-based compensation expenses associated with the Earn-Out Shares.  As of December 31, 2021, unrecognized compensation costs related to the Earn-Out Shares was $26.7 million and is expected to be recognized over a weighted-average period of 1.4 years.

11. LICENSE AGREEMENTS AND DISCOVERY COLLABORATIONS

License Agreements

Aumolertinib — Hansoh

On July 22, 2020, the Company entered into a collaboration and license agreement with Hansoh (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company LTD, (“Hansoh”) under which it acquired an exclusive license for the research, development, and commercialization of aumolertinib, a 3rd generation EGFR inhibitor, worldwide, with the exception of the People’s Republic of China, and its territories and possessions, including Hong Kong, Macau and Taiwan (the “Hansoh Territory”). The license agreement also provides the Company with a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory.

Under the terms of the license agreement, the Company received an exclusive license to develop aumolertinib for any and all uses for the treatment of cancer, cancer-related and immune-inflammatory diseases in humans at its own cost and expense in the Company’s territory. The Company was obligated to make an upfront non-refundable, non-creditable payment of $25.0 million. If the Company succeeds in developing and commercializing aumolertinib, Hansoh will be eligible to receive (i) up to $90.0 million in development and regulatory milestone payments, and (ii) up to $420.0 million in sales milestone payments. In the event that Hansoh elects to opt out of sharing certain global development costs in accordance with the terms of the license agreement, the total potential development and regulatory payments Hansoh is eligible to receive will be reduced to $55.0 million, and the total potential sales milestone payments will be reduced to $350.0 million.

Hansoh is also eligible to receive royalties on worldwide net sales of any products containing aumolertinib which range from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties for aumolertinib will expire on a product-by-product and country-by-country basis upon the later to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for aumolertinib in a country, or (iii) eleven years following the first commercial sale of aumolertinib in a country.

The Company has the right to terminate the license agreement with Hansoh for any or no reason upon at least 180 days prior written notice to Hansoh. Either party may terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

The Company evaluated the license agreement with Hansoh under ASC 805 and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The Company recorded the upfront payment of $25.0 million as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. During the year ended December 31, 2021, the Company recognized an additional $4.5 million of research and development expense in the consolidated statement of operations and comprehensive loss upon the achievement of certain development milestones.

Sugemalimab/Nofazinlimab — CStone

On October 26, 2020, the Company entered into a license agreement with CStone Pharmaceuticals (“CStone”) under which it acquired an exclusive license for the research, development, and commercialization of CStone’s sugemalimab, an anti-PD-L 1 monoclonal antibody, and ofazinlimab, an anti-PD-1 monoclonal antibody, worldwide, with the exception of Mainland China, Taiwan, Hong Kong and Macau (the “CStone Territory”).

Under the terms of the license agreement, the Company received an exclusive license to develop sugemalimab and nofazinlimab for any and all uses at its own cost and expense in the Company’s territory. The Company was obligated to make an upfront non-refundable, non-creditable payment of $150.0 million, including $10.0 million as CStone received notification that the U.S. Food and Drug Administration designated sugemalimab as a breakthrough therapy. If the Company succeeds in developing and commercializing sugemalimab, CStone will be eligible to receive (i) up to $107.5 million in development and regulatory milestone payments, and (ii) up to $565.0 million in sales milestone payments. If the Company succeeds in developing and commercializing nofazinlimab, CStone will be eligible to receive (i) up to $75.0 million in development and regulatory milestone payments, and (ii) up to $405.0 million in sales milestone payments.

CStone is also eligible to receive royalties on worldwide (excluding the CStone Territory) net sales of any products containing sugemalimab and nofazinlimab ranging from the low teens to the high teens for sugemalimab and from the mid-single digits to teens for nofazinlimab, subject to potential reduction following the launch of certain generic products. The royalties for sugemalimab and nofazinlimab will expire on a product-by-product and country-by-country basis upon the later to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for sugemalimab and nofazinlimab in a country, or (iii) eleven years following the first commercial sale of sugemalimab or nofazinlimab in a country.

The Company is responsible for the costs associated with the development and regulatory approvals of sugemalimab and nofazinlimab in its territory. The Company is also required to reimburse CStone for any costs it incurs in the Company’s territory following the execution of the license agreement for development activities that were ongoing at the time the license agreement became effective. Additionally, during the term of the license agreement, either party may propose the development of a combination study with sugemalimab or nofazinlimab. If both parties agree to participate in the combination study, the costs incurred will be split between the two parties based upon the terms provided for in a separate written agreement detailing each party’s rights and obligations with respect to the development of the combination regimen.

The Company has the right to terminate the license agreement with CStone for any or no reason upon providing prior written notice to CStone. Either party may terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

The Company evaluated the license agreement with CStone under ASC 805 and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The Company recorded the upfront payment of $150.0 million as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

Other Licenses

Through December 31, 2021, the Company entered into a number of license agreements under which it acquired exclusive licenses for the research, development and commercialization of preclinical and clinical compounds from pharmaceutical and/or biotechnology companies (the “Preclinical/Clinical Assets”).

Under the terms of the license agreements executed, the Company received exclusive licenses to develop the Preclinical/Clinical Assets at its own cost and expense in the Company’s territory. The Company was obligated to make upfront non-refundable, non-creditable payments of $31.5 million through December 31, 2021. If the Company succeeds in developing and commercializing the Preclinical/Clinical Assets, the Company may be required to pay (i) up to $108.0 million in development milestone payments, (ii) up to $243.0 million in regulatory milestone payments, and (iii) up to $1.0 billion in sales milestone payments. Additionally, the Company may be required to pay royalties on worldwide net sales of any products containing the Preclinical/Clinical Assets which range from mid-single digits to low double digits, subject to potential reduction following the launch of certain generic products. The royalties for the Preclinical/Clinical Assets will expire on a product-by-product and country-by-country basis.

The Company has the right to terminate the license agreements for the Preclinical/Clinical Assets for any or no reason with prior written notice, and either party may terminate the license agreements in their entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreements in its entirety upon certain insolvency events involving the other party.

The Company evaluated the license agreements under ASC 805 and concluded that as the fair value of the gross assets acquired under each license agreement is concentrated in a single identifiable asset or group of similar assets, the transactions did not meet the requirements to be accounted for as a business combination and therefore were accounted for as asset acquisitions. The Company recorded the upfront payments for each of the Preclinical/Clinical Assets as research and development expense.

Discovery Collaboration Agreements

During the year ended December 31, 2021, the Company entered into a number of discovery collaboration agreements pursuant to which the Company agreed to collaborate with certain collaboration partners (the “Partners”), leveraging the Partner’s AI capabilities to identify, discover and develop innovative therapeutics for agreed upon targets, in order to further expand the Company’s pipeline of therapies (the “Collaboration Agreements”).

Pursuant to the Collaboration Agreements, the parties will collaborate to identify a number of targets for which the parties will seek to develop candidates to treat patients. In general, the Partners are responsible for performing the discovery, profiling, preclinical and investigational new drug application (“IND”) enabling studies (the “Research Activities”) for all potential candidates. Once a candidate is identified and selected for further development (the “Collaboration Product”), the Company is generally responsible for all activities required to develop and commercialize the Collaboration Product. In general, the Company and the Partners will equally share costs (including research, development, and commercialization) and profits (losses) with respect to each Collaboration Product.

All activities performed under the Collaboration Agreements are overseen by joint steering committees established under each Collaboration Agreement and made up of an equal number of participants from the Partner and the Company. Decisions by the joint steering committee will generally be made by consensus.

The terms of the Collaboration Agreements will continue throughout the development and commercialization of the Collaboration Products, on a product-by-product basis, until the expiration of the last payment obligation by one of the parties to the other or, if earlier terminated. The Company has the right to terminate the Collaboration Agreements for any or no reason upon providing prior written notice.

The Collaboration Agreements are considered to be within the scope of ASC 808 as the agreements represent a joint operating activity and both the Partners and the Company are active participants and exposed to the risks and rewards. The Company has evaluated the Collaboration Agreements and determined they do not fall within the scope of ASC 606 as the Partners do not meet the definition of a customer. During the year ended December 31, 2021, the Company paid upfront fees totalling $27.5 million under the Collaboration Agreements, of which $13.1 million and $12.2 million are reflected in prepaid and other current assets and other non-current assets, respectively, on the consolidated balance sheet at December 31, 2021.

12. COMMITMENT AND CONTINGENCIES

Operating Leases

In December 2019, the Company entered into a non-cancellable operating lease with Surface Oncology, Inc. (“Surface”) for 33,529 square feet of office space in Cambridge, Massachusetts (the “Lease Agreement”). The term of the Lease Agreement originally commenced on January 1, 2020, and was set to expire on January 31, 2023 (the “Original Term Date”), with no renewal option.  Pursuant to the Lease Agreement, the Company will pay an initial annual base rent of $2.5 million, which base rent increases after every twelve-month period during the lease term to $2.7 million for the last twelve-month period (the “Base Rent”). The Company has also agreed to pay its proportionate share of operating expenses and property taxes for the building in which the leased space is located. The Lease Agreement provided the Company with an improvement allowance of up to $1.0 million that had to be utilized prior to October 1, 2020. Upon payment to the Company of any amounts under the improvement allowance, the annual Base Rent shall be increased by the total amount drawn and amortized on a straight-line basis over the balance of the lease term such that the full amount of the allowance drawn shall be reimbursed to Surface as of the last regularly scheduled Base Rent payment date.  The Company utilized the entire $1.0 million improvement allowance prior to October 1, 2020.

During the year ended December 31, 2020, the Company completed a buildout of the leased office space and received the $1.0 million improvement allowance from Surface in January 2021. The Company determined that it owns the leasehold improvements and, as such, reflected the $1.0 million leasehold improvement as property and equipment in the consolidated balance sheet as of December 31, 2020.

Pursuant to the Lease Agreement the Company provided a security deposit in the form of a letter of credit in the amount of $0.8 million, which was reduced during the year ended December 31, 2020 to $0.6 million upon providing confirmation in writing of raising a Series A equal to or greater than $100.0 million.

The Company took possession of the leased space provided for under the Lease Agreement on January 1, 2020.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive (in thousands):

		Year Ended December 31,
	Classification	2021	2020
Operating lease costs	Research and development	$1,255	$939
	General and administrative	1,353	1,669
Variable lease costs(1)	Research and development	387	240
	General and administrative	419	410
Total lease costs		$3,414	$3,258
(1)	Variable lease costs include the Company’s proportionate share of operating expenses, property taxes, utilities and parking for the building in which the leased space is located.

The Company made cash payments of $3.9 million and $3.0 million under the Lease Agreement during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate of the Company’s operating lease was 1.1 years and 9.0%, respectively.

Total lease payments as of December 31, 2021 for the next five years and thereafter are expected to be as follows (in thousands):

Year Ending December 31,
2022	$3,255
2023	272
2024	—
2025	—
2026	—
Thereafter	—
Total lease payments	3,527
Less: Imputed interest	(153)
Total future minimum lease obligations (lease liability)	$3,374

Legal Proceedings

From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable, and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

As of December 31, 2021, the Company was not party to any litigation.

13. INCOME TAXES

No provision for income taxes was recorded for the years ended December 31, 2021 and 2020. The Company has incurred net pre-tax losses for all periods presented. The Company has not reflected any benefit of such net operating loss (“NOL”) carryforwards in the accompanying financial statements. The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2021	2020
Profit before tax at federal statutory rate	21.0%	21.0%
State tax benefit, net of federal effects	8.9	5.4
Research and development credits	2.5	0.2
Unrealized gains/losses	20.1	—
Other	(4.2)	0.0
Change in valuation allowance	(48.3)	(26.6)
Effective income tax rate	0.0%	0.0%

The domestic and foreign components of loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2021	2020
Domestic	$(100,076)	$(249,983)
Foreign	67	—
Total	$(100,009)	$(249,983)

Net deferred tax assets as of December 31, 2021 and 2020, consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	61,805	$18,643
Intangible assets	46,284	47,936
Operating lease liability	878	1,345
Research and development tax credits	2,881	657
Convertible note	391	397
Other	7,432	66
Total gross deferred tax assets	119,671	69,044
Valuation allowance	(118,459)	(67,758)
Net deferred tax assets	1,212	1,286
Deferred tax liabilities:
Fixed assets	(516)	—
Operating lease asset	(696)	(1,286)
Total deferred tax liability	(1,212)	(1,286)
Net deferred tax asset (liability)	$—	$—

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income in the future. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2021 and 2020 because the Company’s management believes that it is more likely than not that these assets will not be fully realized.

The Company has incurred NOLs since inception. As of December 31, 2021 and 2020, the Company had federal NOL carryforwards of approximately $225.0 million and $71.0 million, respectively, and state NOL carryforwards of $184.9 million and $59.3 million, respectively. The Company’s federal NOL carryforwards will not expire and the state NOL carryforwards will begin to expire at various times beginning in 2030.

As of December 31, 2021 and 2020, the Company also had available federal research and development tax credit carryforwards of $2.5 million and $0.6 million, respectively, to reduce future tax liabilities which begin to expire in 2040. The Company also has state research and development tax credit carryforwards as of December 31, 2021 and 2020 of $0.5 million and $0.1 million, respectively, available to reduce future state tax liabilities, which begin to expire in 2040.

NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If the Company experiences a change of ownership, as defined by Section 382, at any time following Inception, utilization of the NOL carryforwards will be subject to the annual limitations under Section 382.

The Company will recognize both accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations and comprehensive loss. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

14. EMPLOYEE BENEFITS

In July 2020, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all employees. The 401(k) plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Services. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $1.0 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively.

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, expect share and per share data):

	Year Ended December 31,
	2021	2020
Net loss	$(100,009)	$(249,983)
Weighted average common shares outstanding, basic and diluted	324,008,969	137,824,126
Net loss per share, basic and diluted	$(0.31)	$(1.81)

The Company’s potentially dilutive securities, which include Warrants, Earn-Out Shares, options to purchase common stock and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Convertible preferred stock	—	277,968,597
Outstanding Warrants	19,733,290	—
Outstanding stock options	21,624,447	—
Earn-Out Shares	50,000,000	—
Unvested restricted stock	18,263,118	25,942,576

16. SUBSEQUENT EVENTS

In preparing the consolidated financial statements as of December 31, 2021, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Annual Report on Form 10-K. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:March 23, 2022.

EQRx, Inc.

By:	/s/ Melanie Nallicheri
Melanie Nallicheri
President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Melanie Nallicheri	President, Chief Executive Officer and Director	March 23, 2022
Melanie Nallicheri	(Principal Executive Officer)

/s/ Jami Rubin	Chief Financial Officer	March 23, 2022
Jami Rubin	(Principal Financial and Accounting Officer)

/s/ Alexis Borisy	Chairman of the Board	March 23, 2022
Alexis Borisy

/s/ Amy Abernethy	Director	March 23, 2022
Amy Abernethy

/s/ Paul Berns	Director	March 23, 2022
Paul Berns

/s/ Eli Casdin	Director	March 23, 2022
Eli Casdin

/s/ Jorge Conde	Director	March 23, 2022
Jorge Conde

/s/ Sandra Horning	Director	March 23, 2022
Sandra Horning

/s/ Clive Meanwell	Director	March 23, 2022
Clive Meanwell

/s/ Samuel Merskamer	Director	March 23, 2022
Samuel Merskamer

/s/ Kathryn Giusti	Director	March 23, 2022
Kathryn Giusti

/s/ Krishna Yeshwant	Director	March 23, 2022
Krishna Yeshwant