Form 10-Q
period 2022-03-31
EQRx, Inc.
filed 2022-05-13
CIK 1843762

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 487,762,822 shares of common stock, $0.0001 par value, outstanding.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “EQRx,” “the Company,” “we,” “us,” “our” and similar references refer to EQRx, Inc. together with its consolidated subsidiaries.  The EQRx logo and other trademarks of EQRx appearing in this Quarterly Report on Form 10-Q are the property of EQRx. This Quarterly Report on Form 10-Q also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q, our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to realize the anticipated benefits from the Business Combination (as defined below), which may be affected by, among other things, the costs of the Business Combination, competition and our ability to grow and manage growth profitably and retain our key employees;
●	the success, cost and timing of our product development activities;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	our ability to maintain our existing license agreements and manufacturing arrangements;
●	our ability to maintain our existing or enter into additional drug engineering collaborations;
●	our ability to compete with other companies currently marketing or engaged in the development of innovative drug candidates, many of which have greater financial and marketing resources than we do;
●	our ability to develop and maintain our Global Buyers Club;
●	our ability to locate and acquire complementary products or product candidates and integrate those into our business;
●	the size and growth potential of the markets for our products, and the ability of each to serve those markets, either alone or in partnership with others;
●	changes in applicable laws or regulations;
●	our ability to raise financing in the future;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	our ability to compete effectively in a competitive industry;
●	our ability to protect and enhance our corporate reputation and brand;
●	expectations concerning our relationships and actions with third parties;
●	potential liquidity and trading of our securities;
●	the attraction and retention of qualified directors, officers, employees and key personnel; and
●	the impact of the ongoing COVID-19 pandemic on us.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including without limitation:

●	We do not have any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable.

●	Our business and pricing model is untested and may never be successful or generate sufficient revenue to lead to profitability.
●	Our business model requires us to scale our pipeline through increasing the number of product candidates that we in-license, discover alone or in partnership, or acquire, and developing such product candidates, which we may be unable to successfully achieve or maintain.
●	Our failure to manage growth effectively could cause our business to suffer and have an adverse effect on our ability to execute our business strategy, as well as operating results and financial condition.
●	We may be unsuccessful in achieving broad market education and acceptance or changing prescribing or purchasing habits of healthcare system participants or keeping up to date with recent developments in the medical field regarding treatment options.
●	We may be unable to continue to attract, acquire and retain third-party collaborators, including payers, collaboration partners and licensors, or may fail to do so in an effective manner. Our collaborations with third-party collaborators are also subject to certain risks.
●	Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially.
●	If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
●	We have never successfully completed the regulatory approval process for any of our product candidates, and we may be unable to do so for any product candidates that we in-license, discover alone or in partnership, acquire or develop.
●	If regulators do not accept data from our license partners generated in other jurisdictions as a basis for regulatory approvals in our target markets, or we experience delays in obtaining data from our license partners, or we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 23, 2021, and we encourage you to refer to that additional discussion. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.

Except as required by law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You are advised, however, to consult any further disclosures we make on related subjects.

PART I – FINANCIAL INFORMATION

EQRx, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share information)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,623,268	$1,678,542
Prepaid expenses and other current assets	31,992	27,660
Total current assets	1,655,260	1,706,202
Property and equipment, net	1,611	1,985
Restricted cash	633	633
Right-of-use asset	2,084	2,672
Other investments	4,000	4,000
Other non-current assets	10,532	13,950
Total assets	$1,674,120	$1,729,442
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,323	$7,640
Accrued expenses	46,685	28,904
Lease liability, current	2,629	3,102
Total current liabilities	56,637	39,646
Non-current liabilities:
Contingent earn-out liability	51,267	153,041
Warrant liabilities	17,168	21,115
Lease liability, non-current	—	272
Restricted stock repurchase liability	471	529
Total liabilities	125,543	214,603
Commitments and contingencies (note 13)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; 1,250,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 537,650,901 and 537,632,615 shares issued as of March 31, 2022 and December 31, 2021, respectively; and 471,379,724 and 469,369,433 shares outstanding at March 31, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	1,886,294	1,873,289
Accumulated other comprehensive income	8	1
Accumulated deficit	(337,774)	(358,500)
Total stockholders’ equity	1,548,577	1,514,839
Total liabilities and stockholders’ equity	$1,674,120	$1,729,442

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except share and per share information)

	Three months ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$53,428	$16,677
General and administrative	32,263	10,282
Total operating expenses	85,691	26,959
Loss from operations	(85,691)	(26,959)
Other income (expense):
Change in fair value of contingent earn-out liability	101,774	—
Change in fair value of warrant liabilities	3,947	—
Interest income, net	182	144
Other income (expense), net	514	(2)
Total other income, net	106,417	142
Net income (loss)	$20,726	$(26,817)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	—
Comprehensive income (loss)	$20,733	$(26,817)
Net income (loss) per share - basic	$0.04	$(0.09)
Net income (loss) per share - diluted	$0.04	$(0.09)
Weighted average common shares outstanding - basic	470,627,083	311,496,909
Weighted average common shares outstanding - diluted	491,792,152	311,496,909

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share information)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2020	—	$—	—	$—	298,295,250	$31	$740,542	$—	$(258,491)	$482,082
Issuance of Series B convertible preferred stock, net of issuance costs of $169	—	—	26,133,332	71,256	—	—	—	—	—	—
Retroactive application of recapitalization			(26,133,332)	(71,256)	16,385,591	2	71,254	—	—	71,256
Vesting of restricted common stock	—	—	—	—	2,280,370	—	26	—	—	26
Stock-based compensation	—	—	—	—	—	—	784	—	—	784
Net loss	—	—	—	—	—	—	—	—	(26,817)	(26,817)
Balance at March 31, 2021	—	$—	—	$—	316,961,211	$33	$812,606	$—	$(285,308)	$527,331

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2021	—	—	—	—	469,369,433	49	1,873,289	$1	(358,500)	$1,514,839
Vesting of restricted common stock	—	—	—	—	1,992,005	—	59	—	—	59
Common stock issued upon exercise of stock options	—	—	—	—	18,286	—	40	—	—	40
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	—	7
Stock-based compensation	—	—	—	—	—	—	12,906	—	—	12,906
Net income	—	—	—	—	—	—	—	—	20,726	20,726
Balance at March 31, 2022	—	$—	—	$—	471,379,724	$49	$1,886,294	$8	$(337,774)	$1,548,577

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2022	2021
Operating activities:
Net income (loss)	$20,726	$(26,817)
Reconciliation of net income (loss) to net cash used in operating activities:
Stock based compensation	12,906	784
Depreciation expense	410	289
Change in fair value of contingent earn-out liability	(101,774)	—
Change in fair value of warrant liabilities	(3,947)	—
Non-cash lease expense	(157)	911
Changes in operating assets and liabilities:
Prepaid expense and other assets	(914)	(60)
Accounts payable	(162)	991
Accrued expenses	18,974	381
Net cash used in operating activities	(53,938)	(23,521)
Investing activities:
Purchases of property and equipment	(13)	(43)
Net cash used in investing activities	(13)	(43)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	71,256
Offering cost paid in connection with Business Combination and PIPE Financing	(1,363)	—
Proceeds from issuance of common stock	40	—
Net cash (used in) provided by financing activities	(1,323)	71,256
(Decrease) increase in cash, cash equivalents and restricted cash	(55,274)	47,692
Cash and restricted cash, beginning of period	1,679,175	490,315
Cash and restricted cash, end of period	$1,623,901	$538,007
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable	$23	$—

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

Notes to the Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS

EQRx, Inc. (the “Company”), formerly known as CM Life Sciences III Inc. (“CMLS III”), was incorporated in Delaware on January 25, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 17, 2021 (the “Closing Date”), the Company consummated the merger transaction contemplated pursuant to a definitive merger agreement dated August 5, 2021 (the “Merger Agreement”), by and among EQRx, Inc. (“Legacy EQRx”), CMLS III and Clover III Merger Sub, Inc. (“Merger Sub”). As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the Merger as a wholly-owned subsidiary of CMLS III (such transactions, the “Business Combination”). As a result of the Business Combination, CMLS III was renamed EQRx, Inc., and Legacy EQRx was renamed EQRx International, Inc.

EQRx International, Inc. was formed on August 26, 2019 and launched in January 2020 as a new type of pharmaceutical company committed to developing and delivering innovative medicines to patients at radically lower prices.

The Company’s mission is to improve health for all with great, innovative, affordable medicines so that people with life-changing or chronic conditions can gain access to the medicines they need, physicians can treat patients without barriers to prescribing, and health systems can afford to make those medicines available, without restrictions, to the populations they serve in a financially sustainable manner. This approach starts with assembling a catalog of medicines at significant scale, targeting some of the most innovative clinical opportunities and highest drug cost categories of today and tomorrow, with an initial focus on oncology and immune-inflammatory diseases.

Assuming it is successful in obtaining regulatory approval, the Company plans to offer its catalog of innovative medicines to payers and health systems at radically lower prices, through a simple and transparent pricing model without surprise price increases. The Company is also assembling a Global Buyers Club by entering into long-term, trusted strategic partnerships with private and public payers, providers and health systems so they and the patients they serve can gain access to its future medicines, if approved, at radically lower prices. The Company will offer simple and transparent pricing models to provide an opportunity for dramatic savings in these high-cost drug areas. The Company’s current pipeline of product candidates includes two late-stage programs each in-licensed in 2020: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (EGFR) inhibitor, and sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (PD-L1) antibody.

The Business Combination was accounted for as a reverse recapitalization with Legacy EQRx being the accounting acquirer and CMLS III as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the condensed consolidated financial statements and accompanying notes represents the accounts of Legacy EQRx and its wholly-owned subsidiaries. The shares and net loss per common share prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement. For additional information on the Business Combination, refer to note 4 to these condensed consolidated financial statements.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, identification of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, establishment of relationships with strategic partners, and the ability to secure additional capital to fund operations. Product candidates in-licensed and to be in-licensed, discovered alone or in partnership, acquired or developed will require significant research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance and reporting capabilities.

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

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. COVID-19 has not had a significant impact on the operations or financial results of the Company to date.

Liquidity

The Company has limited operating history and anticipates that it will incur losses for the foreseeable future as it builds its internal infrastructure, identifies and acquires product candidates, conducts the research and development of its product candidates, and seeks marketing approval for its late-stage programs. The Company had net income of $20.7 million for the three months ended March 31, 2022, primarily due to non-cash income of $105.7 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at March 31, 2022, as compared to a net loss of $26.8 million for the three months ended March 31, 2021. Prior to the Business Combination, the Company funded its operations with its initial public offering, and its subsidiary, EQRx International, Inc., funded its operations with borrowings under the convertible promissory notes it issued in October 2019 and from the sale of convertible preferred stock.

As of March 31, 2022, the Company had cash, cash equivalents and restricted cash of $1.6 billion and an accumulated deficit of $337.8 million. The Company expects that its cash, cash equivalents and restricted cash outstanding as of March 31, 2022 will be sufficient to fund its obligations for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries EQRx, International, Inc., EQRx Securities Holding Corporation and an immaterial wholly-owned foreign subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2021 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2022 and December 31, 2021 consist of U.S. government money market funds, commercial paper, and U.S. treasury bills (see note 5).

Amounts included in restricted cash consists of cash held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility located in Cambridge, MA.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$1,623,268	$537,374
Restricted cash	633	633
Total cash and restricted cash	$1,623,901	$538,007

4. BUSINESS COMBINATION

Summary of Business Combination

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

The Company assumed 11,039,957 publicly-traded warrants (“Public Warrants”) and 8,693,333 private placement warrants issued in connection with CMLS III’s initial public offering (“Private Warrants” and, together with the Public Warrants, the “Warrants”). Each Warrant entitles the holder to purchase one share of the Company’s common stock, par value $0.0001, at an exercise price of $11.50 per share.

As of the Closing Date, each of the issued and outstanding shares of Class A common stock and Class B common stock (“Founders Stock”) of CMLS III automatically converted, on a one-for-one basis, into shares of Common Stock, and each of the issued and outstanding Private Warrants and Public Warrants automatically converted into warrants to acquire shares of Common Stock.

In connection with the Business Combination, CMLS III entered into agreements with existing and new investors to subscribe for and purchase an aggregate of 120.0 million shares of Common Stock (the “PIPE Financing”) that resulted in gross proceeds of $1.2 billion upon the closing of the PIPE Financing. The closing of the Business Combination was a precondition to the PIPE Financing.

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination was as follows:

Shares
Common stock of CMLS III outstanding prior to Business Combination	69,000,000
Less redemption of CMLS III shares	(39,587,066)
Less Founders Stock forfeited	(4,840,628)
Common stock of CMLS III as of the Business Combination	24,572,306
Common Stock issued pursuant to PIPE Financing	120,000,000
Business Combination and PIPE Financing shares	144,572,306
Common stock issued in Business Combination to Legacy EQRx stockholders	343,060,309
Total shares of common stock issued immediately after Business Combination	487,632,615

The Business Combination has been accounted for as a “reverse recapitalization” in accordance with GAAP. Under the reverse recapitalization model, the Business Combination was treated as Legacy EQRx issuing equity for the net assets of CMLS III, with no goodwill or intangible assets recorded. Under this method of accounting, CMLS III was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the fact that subsequent to the merger, Legacy EQRx stockholders held a majority of the voting power of the combined company, Legacy EQRx comprised all of the ongoing operations of the combined entity, Legacy EQRx comprised a majority of the governing body of the combined company, and Legacy EQRx senior management comprised all of the senior management of the combined company.

Net Proceeds

In connection with the Business Combination, the Company received net proceeds of $1.3 billion from the merger and related PIPE Financing. The following table summarizes the elements of the net proceeds from the Business Combination and PIPE Financing transactions (in thousands):

Recapitalization
Cash - CMLS III's Trust account and cash (net of redemptions)	$158,160
Cash - PIPE Financing	1,200,000
Less transaction costs and fees paid as of the Closing Date	(53,596)
Proceeds from the Business Combination, net of transaction costs paid as of the Closing Date	1,304,564
Less transaction costs paid following the Closing Date	(1,363)
Net proceeds from the Business Combination	$1,303,201

Earn-Out Shares

Following the Closing Date, holders of Legacy EQRx securities and options (“Earn-Out Service Providers”) are entitled to receive as additional merger consideration of up to 50,000,000 shares of Common Stock (the “Earn-out Shares”), comprised of two separate tranches, for no consideration upon the occurrence of certain triggering events. Earn-Out Service Providers may receive a pro rata share of up to 35,000,000 additional shares of Common Stock if at any time between the 12-month anniversary of the Closing Date and the 36-month anniversary of the Closing Date (the “Earn-Out Period”), the Common Stock price is greater than or equal to $12.50 for a period of at least 20 out of 30 consecutive trading days (“Tranche 1”), and up to 15,000,000 additional share of common stock if at any time during the Earn-Out Period the Common Stock price is greater than or equal to $16.50 for a period of at least 20 out of 30 consecutive trading days (“Tranche 2”).

Earn-Out Shares allocated to Earn-Out Service Providers who held equity securities not subject to any vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), as the Earn-Out Shares are not indexed to the  Common Stock. Pursuant to ASC 815, these Earn-Out Shares were accounted for as a liability at the Closing Date of the Business Combination and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The fair value of the Earn-Out Shares accounted for under ASC 815 was $240.1 million at the Closing Date and was recognized as a liability in the consolidated balance sheet.

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

5. FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$326,052	$—	$—	$326,052
Commercial paper (due within 90 days)	—	1,111,122	—	1,111,122
U.S. treasury bills (due within 90 days)	—	184,093	—	184,093
Total financial assets	$326,052	$1,295,215	$—	$1,621,267
Liabilities
Contingent earn-out liability	$—	$—	$51,267	$51,267
Warrant liabilities	9,605	7,563	—	17,168
Total financial liabilities	$9,605	$7,563	$51,267	$68,435

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,345,174	$—	$—	$1,345,174
Commercial paper (due within 90 days)	—	329,345	—	329,345
Total financial assets	$1,345,174	$329,345	$—	$1,674,519
Liabilities
Contingent earn-out liability	$—	$—	$153,041	$153,041
Warrant liabilities	11,813	9,302	—	21,115
Total financial liabilities	$11,813	$9,302	$153,041	$174,156

In determining the fair value of its cash equivalents at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

The fair value of the Public Warrants was based on observable listed prices for such warrants. The fair value of the Private Warrants is equivalent to that of the Public Warrants as they have substantially the same terms; however, they are not actively traded.  The change in the fair value of the Warrants during the three months ended March 31, 2022 was as follows (in thousands):

Fair Value

Fair value as of December 31, 2021	$21,115
Change in fair value of warrant liabilities	(3,947)
Fair value as of March 31, 2022	$17,168

The carrying amounts of the Company’s prepaid and other current assets, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Level 3 Financial Instruments

The Earn-Out Shares accounted for under ASC 815 are categorized as Level 3 fair value measurements within the fair value hierarchy because the Company estimates projections over a ten-year period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

In determining the fair value of the contingent earn-out liabilities, the Company uses a Monte Carlo simulation model using a distribution of potential outcomes on a monthly basis prioritizing the more reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the Company’s stock price at each reporting period, expected volatility, risk-free rate, expected term and expected dividend yield.

The Earn-Out Shares subject to liability accounting were valued using the following assumptions under the Monte Carlo simulation valuation model:

	March 31,	December 31,
	2022	2021
Market price of public stock	$4.13	$6.82
Expected share price volatility	56.1%	54.0%
Risk-free interest rate	2.40%	0.96%
Estimated dividend yield	0.0%	0.0%

The change in the fair value of the contingent earn-out liabilities during the three months ended March 31, 2022 was as follows (in thousands):

Fair Value

Fair value as of December 31, 2021	$153,041
Change in fair value of earn-out liability	(101,774)
Fair value as of March 31, 2022	$51,267

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

		March 31,	December 31,
	Estimated Useful Life	2022	2021
Property and equipment:
Leasehold improvements	Lesser of useful life or life of lease	$1,492	$1,492
Furniture and fixtures	5 years	1,215	1,215
Capitalized website development	1-3 years	577	577
Computer equipment	3 years	222	222
Work-in-progress	n.a.	36	—
		3,542	3,506
Less: Accumulated depreciation		(1,931)	(1,521)
Property and equipment, net:		$1,611	$1,985

During the three months ended March 31, 2022 and 2021, the Company recorded approximately $0.4 million and $0.3 million, respectively, in depreciation expense.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
External research and development	$37,724	$23,282
Accrued professional services	4,453	4,075
Accrued consulting	721	811
Accrued compensation	3,689	417
Other	98	319
Total accrued expenses	$46,685	$28,904

8. CONVERTIBLE PREFERRED STOCK

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

During 2020, the Company sold a total of 234,257,469 shares of its Series A for gross proceeds of $218.0 million, excluding the shares of Series A issued upon conversion of the October 2019 Notes.

Series B Convertible Preferred Stock

On November 2, 2020 (the “Series B Original Issue Date”), the Company entered into a Preferred Stock Purchase Agreement, as amended on November 18, 2020 (“Series B Purchase Agreement”), pursuant to which it immediately issued 98,654,203 shares of Series B convertible preferred stock (“Series B”) (the “Series B Initial Closing”) at a purchase price of $2.7419 per share (the “Series B Original Issue Price”).

Based upon the terms of the Series B Purchase Agreement, after the Series B Initial Closing, the Company could sell, in one or more additional closings, 191,473,066 additional shares of Series B to one or more purchasers who are existing stockholders of the Company or are mutually acceptable to the Company and its board of directors, provided that (a) such subsequent closings were consummated prior to March 31, 2021, (b) each such additional purchaser became a party to the Series B transaction agreements, and (c) the Company could not sell and issue more than 191,473,066 shares in aggregate in all closings under the Series B Purchase Agreement (“Series B Additional Closings”). During the year ended December 31, 2020, the Company issued a total of 181,261,150 shares of Series B for aggregate proceeds of $497.0 million in the Series B Initial Closing and through Series B Additional Closings.

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

Conversion of Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the Closing Date, each share of Legacy EQRx convertible preferred stock issued and outstanding immediately prior to the Closing Date was converted into shares of the combined company’s common stock using an exchange ratio of 0.627. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization as discussed further in note 4 and note 10.

9. WARRANTS

CMLS issued the Public Warrants and Private Warrants, which have an exercise price of $11.50 and were deemed assumed by the Company in connection with the Business Combination. In accordance with the warrant agreements, the Warrants became exercisable on January 16, 2022. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Subsequent to the Business Combination, the Public Warrants and Private Warrants meet liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants are classified as liabilities on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. As of March 31, 2022, no Warrants have been exercised or redeemed.

As of March 31, 2022, the following Warrants were outstanding:

Warrant Type	Shares	Exercise Price
Public Warrants	11,039,957	$11.50
Private Warrants	8,693,333	$11.50
Total Warrants	19,733,290

Public Warrants

The Public Warrants became exercisable for shares of Common Stock commencing on January 16, 2022. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Redemption of Warrants When the Price per Share of Common Stock Equals or Exceeds $18.00

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

Redemption of Warrants When the Price per Share of Common Stock Equals or Exceeds $10.00

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

The “fair market value” of the Common Stock shall mean the volume weighted average price of the Common Stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants. The Company will provide its Warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of common stock per warrant (subject to adjustment).

No fractional shares will be issued upon exercise of the Warrants.

Private Warrants

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the Common Stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as described above in the discussion of the redemption of warrants when the price per share of Common Stock equals or exceeds $10.00, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Private Warrants and the Public Warrants contain provisions that require them to be classified as derivative liabilities in accordance with ASC 815. Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within the consolidated statements of operations and comprehensive income (loss). The Company adjusts the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Warrants or (b) the redemption of the Warrants, at which time the Warrants will be reclassified to additional paid-in capital.

Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Warrants were valued on March 31, 2022 and December 31, 2021 using the listed trading price of $0.87 and $1.07, respectively.

10. STOCKHOLDERS’ EQUITY

The consolidated statement of stockholders’ equity for the three months ended March 31, 2021 has been retroactively adjusted to reflect the Business Combination and reverse recapitalization (see note 4).

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of its Amended and Restated Certificate of Incorporation, the Company became authorized to issue 2,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of March 31, 2022.

Common Stock

Upon the closing of the Business Combination, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company became authorized to issue 1,250,000,000 shares of Common Stock with a par value of $0.0001 per share.

Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the Company’s preferred stock.

As of March 31, 2022, 537,650,901 shares of Common Stock were issued including 40,674,552 shares sold to the Company’s founders, employees and advisors under restricted stock agreements (see note 11), and 50,000,000 Earn-Out Shares.

11. STOCK-BASED COMPENSATION

In January 2020, the Company’s board of directors and stockholders adopted the 2019 Stock Option and Grant Plan (the “2019 Plan”).  On December 16, 2021, the Company’s board of directors and the stockholders adopted the 2021 Option Grant and Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Business Combination. The 2021 Plan provides for the issuance of incentive stock options or non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of the foregoing to employees, board members, consultants and advisors.

Upon completion of the Business Combination, the Company ceased issuing awards under the 2019 Plan. The total number of shares of Common Stock that may be issued under the 2021 Plan was 59,353,357 at plan adoption (“Share Reserve”). The 2021 Plan provides that the Share Reserve will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation and Talent Development Committee (the “Annual Increase”). Share limits under the 2021 Plan are subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of Common Stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under each of the 2021 Plan and the 2019 Plan will be added back to the Share Reserve. As of March 31, 2022, 67,467,246 shares remain available for future grant under the 2021 Plan.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$3,841	$222
General and administrative	9,065	562
Total stock-based compensation	$12,906	$784

Stock Options

A summary of stock option activity for employee and nonemployee awards during the three months ended March 31, 2022 is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
		Exercise	Term	(in
	Options	Price	(years)	thousands)
Outstanding at December 31, 2021	21,624,447	$3.39	9.22	$82,038
Granted	16,661,477
Exercised	(18,286)
Cancelled/forfeited	(236,985)
Outstanding at March 31, 2022	38,030,653	$3.15	9.38	$56,578
Vested at March 31, 2022	4,729,248	$2.04	8.84	$10,470
Vested and expected to vest at March 31, 2022	38,030,653	$3.15	9.38	$56,578

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2022	2021
Risk-free interest rate	1.88%	0.78%
Volatility	65%	65%
Dividend yield	0.00%	0.00%
Expected term (years)	6.0	6.0

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $1.72 and $1.60 per share, respectively. The fair value of options that vested during the three months ended March 31, 2022 and 2021 was $3.5 million and $0.3 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the three months ended March 31, 2022 was $35.1 thousand. There were no options exercised during the three months ended March 31, 2021.

As of March 31, 2022, there was $64.1 million of total unrecognized compensation expense related to unvested stock options that the Company expects to recognize over a remaining weighted-average period of 3.3 years.

Restricted Common Stock

As of March 31, 2022, the Company had issued a total of: (i) 5,603,522 shares of restricted Common Stock to employees and advisors of the Company under the 2019 Plan; (ii) 627,000 shares of restricted Common Stock to a strategic partner outside of the 2019 Plan as partial compensation for future services; and (iii) 34,865,902 shares of restricted Common Stock to its founders, employees and advisors outside of the 2019 Plan.

All shares of restricted Common Stock were issued subject to restricted stock purchase agreements between the Company and each purchaser. Pursuant to the restricted stock purchase agreements, the Company, at its discretion, has the right to repurchase unvested shares if the holder’s relationship with the Company is terminated at the lesser of the original purchase price of the shares, or the fair value of the shares at the time of repurchase. The restricted shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

A summary of the Company’s restricted Common Stock activity and related information during the three months ended March 31, 2022 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted common stock at December 31, 2021	18,263,118	$0.22
Granted	—
Forfeited	—
Vested	(1,992,005)	0.01
Unvested restricted common stock at March 31, 2022	16,271,113	0.24

As of March 31, 2022, there was $2.1 million of total unrecognized compensation expense related to unvested restricted Common Stock that the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Earn-Out Shares

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

The following table summarizes the activity associated with Earn-Out Shares accounted for pursuant to ASC 718 during the three months ended March 31, 2022:

		Weighted-
		Average
		Grant Date Fair Value
	Number of Shares	Per Share
Outstanding at December 31, 2021	7,653,215	$5.67
Granted	—	—
Forfeited	(23,018)	5.67
Outstanding at March 31, 2022	7,630,197	5.67

During the three months ended March 31, 2022, the Company recognized $8.1 million of stock-based compensation expenses associated with the Earn-Out Shares.  As of March 31, 2022, unrecognized compensation costs related to the Earn-Out Shares was $18.4 million and is expected to be recognized over a weighted-average period of 1.4 years.

12. LICENSE AGREEMENTS AND DISCOVERY COLLABORATIONS

License Agreements

Aumolertinib — Hansoh

On July 22, 2020, the Company entered into a collaboration and license agreement with Hansoh (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company LTD, (collectively “Hansoh”) under which it acquired an exclusive license for the research, development, and commercialization of aumolertinib, a third generation EGFR inhibitor, worldwide, with the exception of the People’s Republic of China, and its territories and possessions, including Hong Kong, Macau and Taiwan (the “Hansoh Territory”). The license agreement also provides the Company with a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory.

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

Hansoh is also eligible to receive royalties on worldwide (except the Hansoh Territory) net sales of any products containing aumolertinib which range from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties for aumolertinib will expire on a product-by-product and country-by-country basis upon the later to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for aumolertinib in a country, or (iii) 11 years following the first commercial sale of aumolertinib in a country.

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

The Company evaluated the license agreement with Hansoh under ASC 805 and concluded that because the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition

Sugemalimab/Nofazinlimab — CStone

On October 26, 2020, the Company entered into a license agreement with CStone Pharmaceuticals (“CStone”) under which it acquired an exclusive license for the research, development, and commercialization of CStone’s sugemalimab, an anti-PD-L1 monoclonal antibody, and nofazinlimab, an anti-PD-1 monoclonal antibody, worldwide, with the exception of Mainland China, Taiwan, Hong Kong and Macau (the “CStone Territory”).

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

CStone is also eligible to receive royalties on worldwide (excluding the CStone Territory) net sales of any products containing sugemalimab and nofazinlimab ranging from the low teens to the high teens for sugemalimab and from the mid-single digits to teens for nofazinlimab, subject to potential reduction following the launch of certain generic products. The royalties for sugemalimab and nofazinlimab will expire on a product-by-product and country-by-country basis upon the later to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for sugemalimab and nofazinlimab in a country, or (iii) 11 years following the first commercial sale of sugemalimab or nofazinlimab in a country.

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

Other Licenses

The Company has entered into a number of license agreements under which it acquired exclusive licenses for the research, development and commercialization of preclinical and clinical compounds from pharmaceutical and/or biotechnology companies (the “Preclinical/Clinical Assets”).

Under the terms of the license agreements executed, the Company received exclusive licenses to develop the Preclinical/Clinical Assets at its own cost and expense in the Company’s territory. The Company was obligated to make upfront non-refundable, non-creditable payments of $31.5 million through March 31, 2022. If the Company succeeds in developing and commercializing the Preclinical/Clinical Assets, the Company may be required to pay (i) up to $108.0 million in development milestone payments, (ii) up to $243.0 million in regulatory milestone payments, and (iii) up to $1.0 billion in sales milestone payments. Additionally, the Company may be required to pay royalties on worldwide net sales of any products containing the Preclinical/Clinical Assets which range from mid-single digits to low double digits, subject to potential reduction following the launch of certain generic products. The royalties for the Preclinical/Clinical Assets will expire on a product-by-product and country-by-country basis.

The Company has the right to terminate the license agreements for the Preclinical/Clinical Assets for any or no reason with prior written notice, and either party may terminate the license agreements in their entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreements in its entirety upon certain insolvency events involving the other party.  During the three months ended March 31, 2022, the Company sent notices of termination for two preclinical license agreements that will be effective in May 2022.

The Company evaluated the license agreements under ASC 805 and concluded that because the fair value of the gross assets acquired under each license agreement is concentrated in a single identifiable asset or group of similar assets, the transactions did not meet the requirements to be accounted for as a business combination and therefore were accounted for as asset acquisitions.

Discovery Collaboration Agreements

The Company has entered into a number of discovery collaboration agreements pursuant to which the Company agreed to collaborate with certain collaboration partners (the “Partners”), leveraging the Partner’s AI capabilities to identify, discover and develop innovative therapeutics for agreed upon targets, in order to further expand the Company’s pipeline of therapies (the “Collaboration Agreements”).

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

The Collaboration Agreements are considered to be within the scope of ASC 808 as the agreements represent a joint operating activity and both the Partners and the Company are active participants and exposed to the risks and rewards. The Company has evaluated the Collaboration Agreements and determined they do not fall within the scope of ASC 606 as the Partners do not meet the definition of a customer. Through March 31, 2022, the Company has paid upfront fees totalling $32.5 million under the Collaboration Agreements, of which $17.0 million and $8.5 million are reflected in prepaid and other current assets and other non-current assets, respectively, on the condensed consolidated balance sheet at March 31, 2022.

13. COMMITMENT AND CONTINGENCIES

Operating Leases

In December 2019, the Company entered into a non-cancellable operating lease with Surface Oncology, Inc. (“Surface”) for 33,529 square feet of office space in Cambridge, Massachusetts (the “Lease Agreement”). The term of the Lease Agreement originally commenced on January 1, 2020, and was set to expire on January 31, 2023 (the “Original Term Date”), with no renewal option. On May 11, 2022, the Company entered into an amendment to the Lease Agreement (the “Amended Lease Agreement”) that extended to lease expiration date to July 31, 2024, and provided the Company with an option to further extend the lease expiration date to January 31, 2025 if Surface does not provide written notice on or before September 30, 2023 that it will retake possession of the premises on July 31, 2024.

Pursuant to the Lease Agreement, the Company will pay an initial annual base rent of $2.5 million, which base rent increases after every twelve-month period during the lease term to $2.7 million for the last twelve-month period (the “Base Rent”). Pursuant to the Amended Lease Agreement, the Base Rent decreases subsequent to the Original Term Date to an equivalent of an annual base rent of approximately $2.5 million. The Company has also agreed to pay its proportionate share of operating expenses and property taxes for the building in which the leased space is located. The Lease Agreement provided the Company with an improvement allowance of up to $1.0 million. Upon payment to the Company of the improvement allowance, the Lease

Agreement provided that the annual Base Rent would be increased by the total amount drawn and amortized on a straight-line basis over the balance of the lease term such that the full amount of the allowance drawn would be reimbursed to Surface as of the last regularly scheduled Base Rent payment date.

During the year ended December 31, 2020, the Company completed a buildout of the leased office space and received the $1.0 million improvement allowance from Surface in January 2021. The Company determined that it owns the leasehold improvements and, as such, reflected the $1.0 million leasehold improvement as property and equipment in the consolidated balance sheet.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive (in thousands):

		Three months ended March 31,
	Classification	2022	2021
Operating lease costs	Research and development	$337	295
	General and administrative	315	357
Variable lease costs(1)	Research and development	101	101
	General and administrative	94	122
Total lease costs		$847	$875
(1)	Variable lease costs include the Company’s proportionate share of operating expenses, property taxes, utilities and parking for the building in which the leased space is located.

The Company made cash payments of $1.0 million and $1.0 million under the Lease Agreement during the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, the Company was not party to any material litigation.

14. INCOME TAXES

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets and liabilities in the United States. For the three months ended March 31, 2022 and 2021, the Company recognized no provision for income taxes in the United States. The foreign provision for income taxes was immaterial for the three months ended March 31, 2022 and 2021.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

15. EMPLOYEE BENEFITS

In July 2020, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all employees. The 401(k) plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Services. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $0.5 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

16. NET INCOME (LOSS) PER SHARE

The Company computes basic and diluted earnings per share amounts based upon net income (loss) for the periods presented.  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of common shares outstanding during the period including the effect of outstanding dilutive securities.

The Company applies the two-class method to calculate its basic and diluted net income (loss) per share as the Company has issued shares of restricted Common Stock that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends; but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2022	2021
Numerator:
Net income (loss)	$20,726	$(26,817)
Less: income allocable to participating securities	(692)	—
Income (loss) allocable to common shares	$20,034	$(26,817)
Add back: undistributed earnings allocable to participating securities	692	—
Less: undistributed earnings reallocated to participating securities	(663)	—
Numerator for diluted earnings per share	$20,063	$(26,817)

Denominator:
Basic weighted-average common shares outstanding	470,627,083	311,496,909
Effect of dilutive securities	21,165,069	—
Diluted weighted-average common shares outstanding	491,792,152	311,496,909

Net income (loss) per share, basic	$0.04	$(0.09)
Net income (loss) per share, diluted	$0.04	$(0.09)

The Company’s potentially dilutive securities include Warrants, Earn-Out Shares, options to purchase Common Stock and unvested restricted Common Stock.  These potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2021 as the effect would be to reduce the net loss per share.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2022	2021
Convertible preferred stock	—	277,968,597
Outstanding Warrants	19,733,290	—
Outstanding stock options	21,596,206	11,701,970
Earn-Out Shares	50,000,000	—
Unvested restricted stock	—	23,257,270

17. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements as of March 31, 2022, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. Except as disclosed elsewhere within the notes to the condensed consolidated financial statements, the Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. See the section under the heading “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and as set forth under “Risk Factors” in Part I, Item 1.A. of our Annual Report for the year ended December 31, 2021 as filed with the SEC on March 23, 2022, or the 2021 Annual Report.  You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and accompanying notes thereto included in the 2021 Annual Report.

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

Our initial focus has been in oncology and immune-inflammatory diseases, and includes both small molecules and biologics, with five clinical-stage programs, and several undisclosed preclinical and drug engineering programs.  Our late-stage programs, each acquired in 2020, include: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (EGFR) inhibitor, in-licensed from (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company LTD (collectively, Hansoh), and sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (PD-L1) antibody, in-licensed from CStone Pharmaceuticals (CStone).

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

Our vision is to continue to grow our catalog of medicines in development through a mix of in-licensing, drug engineering collaborations and working with partners that will use our drugs and drug candidates in combination with their experimental medicines. However, the drug development process is inherently uncertain, and there can be no guarantee that that we will identify suitable assets to scale our portfolio and even if we do, we may not be able to acquire these assets or develop them successfully to achieve our targets. Further, our preclinical and early-stage discovery programs may not ever result in clinical development candidates. Additionally, our catalog of medicines and areas of focus may change as we further the development of our current programs and identify new targets which meet the criteria for inclusion in our portfolio. We have recently decided to de-prioritize our efforts to develop EQ121 for the treatment of rheumatoid arthritis, but will continue to evaluate EQ121 for the treatment of atopic dermatitis and other immune-inflammatory indications.

Assuming we are successful in obtaining regulatory approval, we plan to offer our catalog of innovative medicines to payers and health systems at radically lower prices, through a simple and transparent pricing model without surprise price increases. We are also assembling a Global Buyers Club by entering into long-term, trusted strategic partnerships with private and public payers, providers and health systems so they and the patients they serve can gain access to our, if approved, equally as good or better medicines at radically lower prices. We plan to offer simple and transparent pricing models to provide an opportunity for dramatic savings in these high-cost drug areas.

On December 17, 2021 (the Closing Date), we consummated the merger transaction contemplated pursuant to a definitive merger agreement dated August 5, 2021 (the Merger Agreement), by and among Legacy EQRx, CMLS III and Clover III Merger Sub, Inc. (Merger Sub). As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the merger as a wholly-owned subsidiary of CMLS III. As a result of the Business Combination, CMLS III was renamed EQRx, Inc. and Legacy EQRx was renamed EQRx International, Inc. (such transactions, the Business Combination).  The post combination company received net proceeds of approximately $1.3 billion upon the closing of the Business Combination and the stockholders of Legacy EQRx are eligible to receive up to an additional 50,000,000 shares of CMLS III

Class A common stock pursuant to the Merger Agreement. The newly combined business now operates under the Legacy EQRx management team.

Since our inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, acquiring product candidates, securing related intellectual property, establishing strategic collaborations with payers, integrated delivery networks and health systems, and conducting research and development activities for our programs. Since our inception, we have funded our operations primarily through private equity financings. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of our convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of our Series A convertible preferred stock (Series A), and our merger with CMLS III and associated PIPE financing

Since our inception, we have incurred significant operating losses. Our operating losses were $85.7 million and $27.0 million for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $337.8 million as of March 31, 2022. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we seek regulatory approvals for our pipeline candidates, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (SEC), director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities and the expansion of our pipeline.

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

Response to Ongoing COVID-19 Pandemic

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans, and our ability to obtain regulatory approvals, and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. We implemented work-from-home and other policies, and are adapting to evolving federal, state and local health regulations as they evolve. Because of the nature of our current operations, COVID-19 has not had a significant impact on our operations or financial results to date.

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

The Business Combination has been accounted for as a “reverse recapitalization” in accordance with U.S. generally accepted accounting principles (GAAP). Under the reverse recapitalization model, the Business Combination was treated as Legacy EQRx issuing equity for the net assets of CMLS III, with no goodwill or intangible assets recorded. Under this method of accounting, CMLS III is treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the merger, Legacy EQRx stockholders have a majority of the voting power of the combined company, Legacy EQRx operations comprise all of the ongoing operations of the combined entity, Legacy EQRx governing body comprises a majority of the governing body of the combined company, and Legacy EQRx senior management comprises all of the senior management of the combined company.

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

We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

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

The following table summarizes our research and development expenses (in thousands):

	Three months ended
	March 31,
	2022	2021
Sugemalimab	$7,794	$1,851
EQ121	7,278	4,628
Aumolertinib	5,085	1,488
Lerociclib	1,931	1,442
Nofazinlimab	717	485
Preclinical assets	8,755	616
Unallocated other research and development expense	7,891	2,056
Unallocated compensation expense	13,977	4,111
Total research and development expense	$53,428	$16,677

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

●	the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies, clinical trials and other research and development activities;
●	establishing an appropriate safety profile with investigational new drug enabling studies;
●	successful enrollment in and completion of clinical trials;
●	whether our product candidates show safety and efficacy in our clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	the progress of our discovery collaborations with strategic partners;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
●	continued acceptable safety profile of products following any regulatory approval.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration, European Medicines Agency, Medicines and Healthcare products Regulatory Agency or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs for our executive and administrative functions. General and administrative expenses also include professional services, including legal, accounting and audit services and other consulting fees, costs associated with the partnership contracts we have in place with certain payers, integrated delivery networks and health systems, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended
	March 31,
	2022	2021	Change
Operating expenses:
Research and development	$53,428	$16,677	36,751
General and administrative	32,263	10,282	21,981
Total operating expenses	85,691	26,959	58,732
Loss from operations	(85,691)	(26,959)	(58,732)
Other income (expense):
Change in fair value of contingent earn-out liability	101,774	—	101,774
Change in fair value of warrant liabilities	3,947	—	3,947
Interest income, net	182	144	38
Other income (expense), net	514	(2)	516
Total other income, net	106,417	142	106,275
Net income (loss)	$20,726	$(26,817)	47,543

Research and Development Expenses

Research and development expenses were $53.4 million for the three months ended March 31, 2022, compared to $16.7 million for the three months ended March 31, 2021. The increase of $36.8 million was primarily driven by a $18.3 million increase in discovery, preclinical and clinical development costs, a $9.9 million increase in employee related expenses driven by significant growth in our research and development headcount to support the development of our pipeline, a $4.5 million increase in information technology, facilities and other allocated expenses that support our overall research and development activities, a $2.1 million increase in consulting and professional fees, and a $2.0 million increase in license and milestone fees.

General and Administrative Expenses

General and administrative expenses were $32.3 million for the three months ended March 31, 2022, compared to $10.3 million for the three months ended March 31, 2021. The increase of $22.0 million was primarily driven by a $14.7 million increase in employee related expenses driven by an increase in headcount to support the overall growth of the organization, a $5.2 million increase in consulting and professional fees, and a $2.1 million increase in information technology, facilities, overhead allocations and other expenses.

Other Income, Net

Total other income, net was $106.4 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021. The increase of $106.3 million was primarily due to $101.8 million and $3.9 million of non-cash income related to the remeasurement of the contingent earn-out liability and warrant liabilities, respectively, as of March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net operating losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products until 2023, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and common stock. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Legacy EQRx Series A convertible preferred stock, the Business Combination and the concurrent PIPE Financing.  As of March 31, 2022, we had cash, cash equivalents and restricted cash of $1.6 billion.

Funding Requirements

We believe that, prior to the consideration of revenue and associated costs from the potential future sales of any of our investigational products that may receive regulatory approval, our existing cash and cash equivalents on hand as of March 31, 2022 of $1.6 billion will enable us to fund our operating expenses and capital expenditure requirements into 2025, based on certain assumptions regarding our development programs and business development plans. We have based this estimate on assumptions that may prove to be wrong and may change, and we could expend our capital resources sooner than we expect or slow our spend such that it will last longer than into 2025.

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

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, European Medicines Agency, Medicines and Healthcare products Regulatory Agency and other regulatory authorities;
●	the progress of our efforts to acquire, in-licence or sub-license rights to, or otherwise to develop (alone or in partnership) additional product candidates;
●	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration and license agreements;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the cost and timing of completion of commercial-scale manufacturing activities;
●	the extent to which we partner our programs, acquire or in-license other product candidates and technologies or enter into additional collaborations;
●	efforts to establish and develop our Global Buyers Club through which payers, providers and health systems can access our future product candidates;
●	the scope, progress, results and costs of our research programs and development of any additional product candidates that we may pursue;
●	our headcount growth and associated costs as we expand our research and development and establish our commercial infrastructure;
●	the cost of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the revenue, if any, received from commercial sales of aumolertinib and sugemalimab and any future product candidates for which we receive marketing approval; and
●	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our Common Stock and other securities. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(53,938)	$(23,521)
Net cash used in investing activities	(13)	(43)
Net cash (used in) provided by financing activities	(1,323)	71,256
Net (decrease) increase in cash, cash equivalents and restricted cash	$(55,274)	$47,692

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

Cash used in operating activities for the three months ended March 31, 2022, was $53.9 million, which was primarily attributable to operating expenses of $85.7 million, partially offset by $17.9 million cash provided by changes in our operating assets and liabilities, $12.9 million of stock-based compensation expense and $0.4 million of depreciation expense. The net cash provided by changes in our operating assets and liabilities of $17.9 million was primarily due to a $19.0 million increase in accrued expenses, partially offset by a $0.9 million increase in prepaid expense and other current assets and a $0.2 million decrease in accounts payable.

Cash used in operating activities for the three months ended March 31, 2021, was $23.5 million, which was primarily attributable to a net loss of $26.8 million and was partially offset by net cash provided by changes in our operating assets and liabilities of $1.3 million, $0.9 million of non-cash lease expense, $0.8 million of stock-based compensation expense, and $0.3 million of depreciation expense. The net cash provided of $1.3 million as a result of changes in our operating assets and liabilities was primarily due to a $1.0 million increase in accounts payable, and a $0.4 million increase in accrued expenses, partially offset by a $0.1 million increase in prepaid expenses and other assets.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 and 2021 was less than $0.1 million, and consisted of purchases of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2022 was $1.4 million, and consisted primarily of offering costs paid in connection with the Business Combination.

Cash provided by financing activities for the three months ended March 31, 2021 was $71.3 million, and consisted of net proceeds from the sale and issuance of shares of Series B convertible preferred stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes to the financial statements in the 2021 Annual Report. There have been no material changes to these critical accounting policies and estimates through March 31, 2022 from those discussed in the 2021 Annual Report.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $1.6 billion and $1.7 billion as of March 31, 2022 and December 31, 2021, respectively, which consisted of cash, U.S. government money market funds, commercial paper and U.S. treasury bills. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Foreign Currency Exchange Risk

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiary. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of accumulated other comprehensive income.

We currently do not have significant exposure to foreign currencies; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In connection with the Business Combination, on September 30, 2021, a putative stockholder of CMLS III, Anthony Franchi, filed a lawsuit naming CMLS III and certain of its directors in the Delaware Court of Chancery, captioned Franchi v. CM Life Sciences III Inc., CA No. 2021- 0842. The complaint alleged that the holders of CMLS III Class A common stock had been denied a right to vote as a separate class on a proposed amendment to CMLS III’s charter to increase the authorized shares of Class A common stock (the Charter Amendment Proposal). The complaint asserted claims for violation of Section 242(b)(2) of the Delaware General Corporations Law and for breach of fiduciary duty against certain of the director defendants. The complaint sought preliminary and final injunctive relief enjoining the vote on the Charter Amendment Proposal, damages, and the costs and expenses of the litigation, including a reasonable allowance of fees and costs for plaintiff’s attorneys, along with other relief. On October 18, 2021, the plaintiff filed a motion for preliminary injunction seeking to enjoin the CMLS III stockholder vote on the Charter Amendment Proposal. On October 29, 2021, the merger agreement was amended to add a provision requiring the affirmative vote of the holders of a majority of the shares of CMS III Class A common stock then outstanding and entitled to vote thereon, voting separately as a single series, for the Charter Amendment Proposal.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into Material Definitive Agreement

On May 11, 2022, we entered into the second amendment to our non-cancellable operating lease for our Cambridge, Massachusetts headquarters to extend the lease expiration date to July 31, 2024, and provide us with an option to further extend the lease expiration date to January 31, 2025 if Surface Oncology, Inc. does not provide written notice on or before September 30, 2023 that it will retake possession of the premises on July 31, 2024. Pursuant to the amendment, the base rent will decrease subsequent to the original term date to an equivalent of an annual base rent of approximately $2.5 million.

The above summary of the second lease amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the lease amendment, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 20, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed December 20, 2021).
10.1**††

First Amendment to Strategic Collaboration and License Agreement by and among Hansoh (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (collectively, Hansoh) and EQRx, Inc., dated December 14, 2021.

10.2**	First Amendment to Sublease Agreement by and between Surface Oncology, Inc. and EQRx International, Inc, dated July 9, 2020.
10.3**	Second Amendment to Sublease Agreement by and between Surface Oncology, Inc. and EQRx International, Inc, dated May 11, 2022.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________

**     Filed herewith.

††   Portions of this exhibit (indicated by brackets and asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:May 13, 2022
	By:	/s/ Jami Rubin
Jami Rubin
Chief Financial Officer
(Principal Financial and Accounting Officer)