Form 10-Q
period 2022-06-30
EQRx, Inc.
filed 2022-08-11
CIK 1843762

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

(617)315-2255

(Registrant's telephone number, including area code)

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

As of August 5, 2022, the registrant had 448,141,108 shares of common stock, $0.0001 par value, outstanding.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “EQRx,” “the Company,” “we,” “us,” “our” and similar references refer to EQRx, Inc. together with its consolidated subsidiaries. The trademarks of EQRx appearing in this Quarterly Report on Form 10-Q are the property of EQRx. This Quarterly Report on Form 10-Q also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to realize the anticipated benefits from the Business Combination (as defined below), which may be affected by, among other things, the costs of the Business Combination, competition and our ability to grow and manage growth profitably and retain our key employees;
●	the success, cost and timing of our product development activities;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	our ability to locate and acquire complementary products or product candidates and integrate those into our business;
●	our ability to maintain our existing or enter into additional license agreements;
●	our ability to maintain our existing or enter into additional drug engineering collaborations;
●	our ability to maintain our existing or enter into additional manufacturing agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of innovative drug candidates, many of which have greater financial and marketing resources than we do;
●	our ability to develop and maintain our Global Buyers Club;
●	the size and growth potential of the markets for our products, and the ability of each to serve those markets, either alone or in partnership with others;
●	changes in applicable laws or regulations;
●	our ability to raise capital in the future;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	our ability to compete effectively in a competitive industry;
●	our ability to protect and enhance our corporate reputation and brand;
●	expectations concerning our relationships and actions with third parties;
●	potential liquidity and trading of our securities;
●	our ability to attract and retain qualified directors, officers, employees and key personnel; and
●	the impact of the ongoing COVID-19 pandemic on us.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including without limitation:

●	We do not have any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable.

●	Our business and pricing model are untested and may never be successful or generate sufficient revenue to lead to profitability.
●	Our business model requires us to scale our pipeline through increasing our number of product candidates (by in-license, discovery alone or in partnership, or acquisition), and developing such product candidates, which we may be unable to successfully achieve or maintain.
●	Our failure to manage growth effectively could cause our business to suffer and have an adverse effect on our ability to execute our business strategy, as well as operating results and financial condition.
●	We may be unsuccessful in achieving broad market awareness and acceptance or changing prescribing or purchasing habits of healthcare system participants or keeping up to date with recent developments in the medical field regarding treatment options.
●	We may be unable to continue to attract, acquire and retain third-party collaborators, including payers, collaboration partners and licensors, or may fail to do so in an effective manner. Our collaborations with third-parties are also subject to certain risks.
●	Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially.
●	If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
●	We have never successfully completed the regulatory approval process for any of our product candidates, and we may be unable to do so for any product candidates.
●	If regulators do not accept data from our license partners generated in other jurisdictions as a basis for regulatory approvals in our target markets, or we experience delays in obtaining data from our license partners, or we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Even if we are successful in obtaining regulatory approval in one indication or jurisdiction for a product candidate, it does not guarantee that we will be able to obtain regulatory approval in any other indication or jurisdiction.
●	Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

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

PART I – FINANCIAL INFORMATION

EQRx, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share information)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$864,436	$1,678,542
Short-term investments	692,911	—
Prepaid expenses and other current assets	30,944	27,660
Total current assets	1,588,291	1,706,202
Property and equipment, net	1,516	1,985
Restricted cash	633	633
Right-of-use asset	4,889	2,672
Other investments	4,000	4,000
Other non-current assets	8,950	13,950
Total assets	$1,608,279	$1,729,442
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,019	$7,640
Accrued expenses	39,617	28,904
Lease liability, current	2,619	3,102
Total current liabilities	55,255	39,646
Non-current liabilities:
Contingent earn-out liability	59,472	153,041
Warrant liabilities	15,984	21,115
Lease liability, non-current	2,645	272
Restricted stock repurchase liability	422	529
Total liabilities	133,778	214,603
Commitments and contingencies (note 14)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; 1,250,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 538,004,900 and 537,632,615 shares issued as of June 30, 2022 and December 31, 2021, respectively; and 474,077,426 and 469,369,433 shares outstanding at June 30, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	1,896,797	1,873,289
Accumulated other comprehensive (expense) income	(2,025)	1
Accumulated deficit	(420,320)	(358,500)
Total stockholders’ equity	1,474,501	1,514,839
Total liabilities and stockholders’ equity	$1,608,279	$1,729,442

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share information)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$47,298	$21,416	$100,726	$38,093
General and administrative	31,792	13,223	64,055	23,505
Total operating expenses	79,090	34,639	164,781	61,598
Loss from operations	(79,090)	(34,639)	(164,781)	(61,598)
Other (expense) income:
Change in fair value of contingent earn-out liability	(8,205)	—	93,569	—
Change in fair value of warrant liabilities	1,184	—	5,131	—
Interest income, net	4,091	19	4,273	163
Other (expense) income, net	(526)	94	(12)	92
Total other (expense) income, net	(3,456)	113	102,961	255
Net loss	$(82,546)	$(34,526)	$(61,820)	$(61,343)
Other comprehensive loss:
Foreign currency translation adjustments	9	—	16	—
Unrealized holding losses on short-term investments	(2,042)	—	(2,042)	—
Comprehensive loss	$(84,579)	$(34,526)	$(63,846)	$(61,343)
Net loss per share - basic	$(0.17)	$(0.11)	$(0.13)	$(0.19)
Net loss per share - diluted	$(0.17)	$(0.11)	$(0.13)	$(0.19)
Weighted average common shares outstanding - basic	473,058,458	318,272,186	471,849,487	314,903,264
Weighted average common shares outstanding - diluted	473,058,458	318,272,186	471,849,487	314,903,264

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share information)

								Accumulated Other
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	—	$—	298,295,250	$31	$740,542	$—	$(258,491)	$482,082
Issuance of Series B convertible preferred stock, net of issuance costs of $169	—	—	26,133,332	71,256	—	—	—	—	—	—
Retroactive application of recapitalization			(26,133,332)	(71,256)	16,385,591	2	71,254	—	—	71,256
Vesting of restricted common stock	—	—	—	—	2,280,370	—	26	—	—	26
Stock-based compensation	—	—	—	—	—	—	784	—	—	784
Net loss	—	—	—	—	—	—	—	—	(26,817)	(26,817)
Balance at March 31, 2021	—	$—	—	$—	316,961,211	$33	$812,606	$—	$(285,308)	$527,331
Issuance of common stock	—	—	—	—			—	—	—	—
Vesting of restricted common stock	—	—	—	—	2,135,105	—	27	—	—	27
Stock-based compensation	—	—	—	—	—	—	1,016	—	—	1,016
Net loss	—	—	—	—	—	—	—	—	(34,526)	(34,526)
Balance at June 30, 2021	—	$—	—	$—	319,096,316	$33	$813,649	$—	$(319,834)	$493,848

								Accumulated Other
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	469,369,433	$49	$1,873,289	$1	$(358,500)	$1,514,839
Vesting of restricted common stock	—	—	—	—	1,992,005	—	59	—	—	59
Common stock issued upon exercise of stock options	—	—	—	—	18,286	—	40	—	—	40
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	—	7
Stock-based compensation	—	—	—	—	—	—	12,906	—	—	12,906
Net income	—	—	—	—	—	—	—	—	20,726	20,726
Balance at March 31, 2022	—	$—	—	$—	471,379,724	$49	$1,886,294	$8	$(337,774)	$1,548,577
Vesting of restricted common stock	—	—	—	—	2,343,703	—	49	—	—	49
Common stock issued upon exercise of stock options	—	—	—	—	353,999	—	466	—	—	466
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	—	—	9,988	—	—	9,988
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(2,042)	—	(2,042)
Net loss	—	—	—	—	—	—	—	—	(82,546)	(82,546)
Balance at June 30, 2022	—	$—	—	$—	474,077,426	$49	$1,896,797	$(2,025)	$(420,320)	$1,474,501

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2022	2021
Operating activities:
Net loss	$(61,820)	$(61,343)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	22,894	1,800
Depreciation expense	639	579
Net amortization of premiums and discounts on investments	(1,339)	—
Change in fair value of contingent earn-out liability	(93,569)	—
Change in fair value of warrant liabilities	(5,131)	—
Non-cash lease expense	(327)	767
Changes in operating assets and liabilities:
Prepaid expense and other assets	1,821	(11,395)
Accounts payable	5,550	6,504
Accrued expenses	11,914	2,258
Net cash used in operating activities	(119,368)	(60,830)
Investing activities:
Purchases of property and equipment	(162)	(295)
Purchases of investments	(693,614)	—
Net cash used in investing activities	(693,776)	(295)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	71,256
Offering cost paid in connection with Business Combination and PIPE Financing	(1,363)	—
Proceeds from issuance of common stock	401	345
Net cash (used in) provided by financing activities	(962)	71,601
(Decrease) increase in cash, cash equivalents and restricted cash	(814,106)	10,476
Cash and restricted cash, beginning of period	1,679,175	490,315
Cash and restricted cash, end of period	$865,069	$500,791
Supplemental disclosure of non-cash activities
Receivable due from stock option exercises	$105	$—
Purchases of property and equipment in accounts payable	$8	$—

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

Notes to the Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS

EQRx, Inc. (the “Company”), formerly known as CM Life Sciences III Inc. (“CMLS III”), was incorporated in Delaware on January 25, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 17, 2021 (the “Closing Date”), the Company consummated the merger transaction contemplated pursuant to a definitive merger agreement dated August 5, 2021 (the “Merger Agreement”), by and among the former EQRx, Inc. (“Legacy EQRx”), CMLS III and Clover III Merger Sub, Inc. (“Merger Sub”). As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the Merger as a wholly-owned subsidiary of CMLS III (such transactions, the “Business Combination”). As a result of the Business Combination, CMLS III was renamed EQRx, Inc., and Legacy EQRx was renamed EQRx International, Inc.

Legacy EQRx was formed on August 26, 2019 and launched in January 2020 as a new type of pharmaceutical company committed to developing and delivering innovative medicines to patients at radically lower prices.

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

Assuming it is successful in obtaining regulatory approval, the Company plans to offer its catalog of innovative medicines to payers and health systems at radically lower prices, through a simple and transparent pricing model without surprise price increases. The Company is assembling a Global Buyers Club by entering into strategic partnerships with private and public payers and health systems so they and the patients they serve can gain access to its future medicines, if approved, at radically lower prices. The Company will offer simple and transparent pricing models to provide an opportunity for dramatic savings in these high-cost drug areas. The Company’s current pipeline of product candidates includes two late-stage programs each in-licensed in 2020: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (EGFR) inhibitor, and sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (PD-L1) antibody.

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

There can be no assurance that the Company’s ability to identify product candidates and subsequently research and develop those product candidates will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained both inside and outside the United States (“U.S.”), that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable. Even if the Company’s product identification and development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales, and the Company may be subject to significant competitive or litigation risks.

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, additional strains of COVID-19 and where outbreaks occur, and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. The Company has implemented work-from-home and other policies, and is continuing to adapt to evolving federal, state and local health regulations. COVID-19 has not had a significant impact on the operations or financial results of the Company to date.

Liquidity

The Company has limited operating history and anticipates that it will incur losses for the foreseeable future as it builds its internal infrastructure, identifies and acquires product candidates, conducts the research and development of its product candidates, and seeks marketing approval for its late-stage programs. The Company had a net loss of $61.8 million for the six months ended June 30, 2022, which included non-cash income of $98.7 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at June 30, 2022, as compared to a net loss of $61.3 million for the six months ended June 30, 2021. Prior to the Business Combination, the Company funded its operations with its initial public offering, and its subsidiary, EQRx International, Inc., funded its operations with borrowings under the convertible promissory notes it issued in October 2019 and from the sale of convertible preferred stock.

As of June 30, 2022, the Company had cash, cash equivalents, short-term investments and restricted cash of $1.6 billion and an accumulated deficit of $420.3 million. The Company expects that its cash, cash equivalents, short-term investments and restricted cash outstanding as of June 30, 2022 will be sufficient to fund its obligations for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries EQRx, International, Inc., EQRx Securities Holding Corporation and an immaterial wholly-owned foreign subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC").

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2021 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2022, its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of the Company’s common stock, the accrual of research and development and manufacturing expenses, stock-based compensation expense, the valuation of the contingent earn-out liability, and the fair value of warrants. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2022 and December 31, 2021 consist of U.S. government money market funds and commercial paper (see note 5).

Amounts included in restricted cash consist of cash held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility located in Cambridge, MA.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$864,436	$500,158
Restricted cash	633	633
Total cash, cash equivalents and restricted cash	$865,069	$500,791

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

Earn-Out Shares

Following the Closing Date, holders of Legacy EQRx securities and options (“Earn-Out Service Providers”) are entitled to receive as additional merger consideration up to 50,000,000 shares of Common Stock (the “Earn-out Shares”), comprised of two separate tranches, for no consideration upon the occurrence of certain triggering events. Earn-Out Service Providers may receive a pro rata share of up to 35,000,000 additional shares of Common Stock if at any time between the 12-month anniversary of the Closing Date and the 36-month anniversary of the Closing Date (the “Earn-Out Period”), the Common Stock price is greater than or equal to $12.50 for a period of at least 20 out of 30 consecutive trading days (“Tranche 1”), and up to 15,000,000 additional shares of common stock if at any time during the Earn-Out Period the Common Stock price is greater than or equal to $16.50 for a period of at least 20 out of 30 consecutive trading days (“Tranche 2”).

Earn-Out Shares allocated to Earn-Out Service Providers who held equity securities not subject to any vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), as the Earn-Out Shares are not indexed to the  Common Stock. Pursuant to ASC 815, these Earn-Out Shares were accounted for as a liability at the Closing Date of the Business Combination and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The fair value of the Earn-Out Shares accounted for under ASC 815 was $240.1 million at the Closing Date and was recognized as a liability in the condensed consolidated balance sheet.

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

5. FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$181,964	$—	$—	$181,964
Commercial paper (due within 90 days)	—	680,470	—	680,470
Investments:
U.S. treasury bills (due within 1 year)	—	63,576	—	63,576
Commercial paper (due within 1 year)	—	629,335	—	629,335
Total financial assets	$181,964	$1,373,381	$—	$1,555,345
Liabilities
Contingent earn-out liability	$—	$—	$59,472	$59,472
Warrant liabilities	8,942	7,042	—	15,984
Total financial liabilities	$8,942	$7,042	$59,472	$75,456

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,345,174	$—	$—	$1,345,174
Commercial paper (due within 90 days)	—	329,345	—	329,345
Total financial assets	$1,345,174	$329,345	$—	$1,674,519
Liabilities
Contingent earn-out liability	$—	$—	$153,041	$153,041
Warrant liabilities	11,813	9,302	—	21,115
Total financial liabilities	$11,813	$9,302	$153,041	$174,156

In determining the fair value of its cash equivalents at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. There were no changes in valuation techniques or transfers between fair value measurement levels for the periods presented.

The fair value of the Public Warrants was based on observable listed prices for such warrants. The fair value of the Private Warrants is equivalent to that of the Public Warrants as they have substantially the same terms; however, they are not actively traded. The change in the fair value of the Warrants during the six months ended June 30, 2022 was as follows (in thousands):

Fair Value
Fair value as of December 31, 2021	$21,115
Change in fair value of warrant liabilities	(5,131)
Fair value as of June 30, 2022	$15,984

The carrying amounts of the Company’s prepaid and other current assets, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Level 3 Financial Instruments

The Earn-Out Shares accounted for under ASC 815 are categorized as Level 3 fair value measurements within the fair value hierarchy because the Company estimates projections utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

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

The Earn-Out Shares subject to liability accounting were valued using the following assumptions under the Monte Carlo simulation valuation model:

	June 30,	December 31,
	2022	2021
Market price of public stock	$4.69	$6.82
Expected share price volatility	54.7%	54.0%
Risk-free interest rate	2.95%	0.96%
Estimated dividend yield	0.0%	0.0%

The change in the fair value of the contingent earn-out liabilities during the six months ended June 30, 2022 was as follows (in thousands):

Fair Value
Fair value as of December 31, 2021	$153,041
Change in fair value of earn-out liability	(93,569)
Fair value as of June 30, 2022	$59,472

6.  SHORT-TERM INVESTMENTS

Short-term investments consist of investments in U.S. Treasury bills and commercial paper of publicly traded companies that are classified as available-for-sale pursuant to ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its condensed consolidated balance sheets. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity, until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. The Company estimates the expected credit losses on its securities only when the fair value of an available-for-sale debt security is below its amortized cost basis, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. The Company adjusts the cost of available-for-sale securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income.

The fair value of available-for-sale investments by type of security was as follows (in thousands):

	June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasury bills (due within 1 year)	$63,856	$—	$(280)	$63,576
Commercial paper (due within 1 year)	631,097	—	(1,762)	629,335
Total available-for-sale securities	$694,953	$—	$(2,042)	$692,911

There were no realized gains or losses on investments for the three and six months ended June 30, 2022. There were 27 investments in an unrealized loss position as of June 30, 2022. None of these investments was in an unrealized loss position for greater than 12 months as of June 30, 2022. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of June 30, 2022. The Company did not hold any available-for-sale securities as of December 31, 2021.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

		June 30,	December 31,
	Estimated Useful Life	2022	2021
Property and equipment:
Leasehold improvements	Lesser of useful life or life of lease	$1,632	$1,492
Furniture and fixtures	5 years	1,215	1,215
Capitalized website development	1-3 years	233	577
Computer equipment	3 years	251	222
Work-in-progress	n.a.	—	—
		3,331	3,506
Less: Accumulated depreciation		(1,815)	(1,521)
Property and equipment, net		$1,516	$1,985

During the three and six months ended June 30, 2022, the Company recorded approximately $0.2 million and $0.6 million, respectively, in depreciation expense. During the three and six months ended June 30, 2021, the Company recorded approximately $0.3 million and $0.6 million, respectively, in depreciation expense.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
External research and development	$26,294	$23,282
Accrued compensation	7,017	417
Accrued professional services	4,981	4,075
Accrued consulting	593	811
Other	732	319
Total accrued expenses	$39,617	$28,904

9. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 10, 2020, Legacy EQRx entered into a Series A Preferred Stock Purchase Agreement (“Series A Purchase Agreement”), pursuant to which it could raise up to approximately $218.0 million through the issuance of up to 234,257,469 Series A shares, excluding the issuance of shares of Series A upon conversion of the October 2019 Notes, par value $0.0001 per share, for $0.9306 per share (“Series A Original Issue Price”).

During 2020, Legacy EQRx sold a total of 234,257,469 shares of its Series A for gross proceeds of $218.0 million, excluding the shares of Series A issued upon conversion of the October 2019 Notes.

Series B Convertible Preferred Stock

On November 2, 2020 (the “Series B Original Issue Date”), Legacy EQRx entered into a Preferred Stock Purchase Agreement, as amended on November 18, 2020 (“Series B Purchase Agreement”), pursuant to which it immediately issued 98,654,203 shares of Series B convertible preferred stock (“Series B”) (the “Series B Initial Closing”) at a purchase price of $2.7419 per share (the “Series B Original Issue Price”).

Under the Series B Purchase Agreement, after the Series B Initial Closing, Legacy EQRx could sell, in one or more additional closings, 191,473,066 additional shares of Series B to one or more purchasers who were existing stockholders of Legacy EQRx or are mutually acceptable to the Company and its board of directors, provided that (a) such subsequent closings were consummated prior to March 31, 2021, (b) each such additional purchaser became a party to the Series B transaction agreements, and (c) Legacy EQRx did not sell and issue more than 191,473,066 shares in aggregate in all closings under the Series B Purchase Agreement (“Series B Additional Closings”). During the year ended December 31, 2020, Legacy EQRx issued a total of 181,261,150 shares of Series B for aggregate proceeds of $497.0 million in the Series B Initial Closing and through Series B Additional Closings.

On January 28, 2021, Legacy EQRx further amended the Series B Purchase Agreement to increase the number of shares of Series B that could be issued under the agreement from 191,473,066 to 207,885,043. In January and February 2021, Legacy EQRx issued an additional 26,133,332 shares of Series B at the Series B Original Issued Price for aggregate proceeds of $71.7 million.

Conversion of Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the Closing Date, each share of Legacy EQRx convertible preferred stock issued and outstanding immediately prior to the Closing Date was converted into shares of the combined company’s common stock using an exchange ratio of 0.627. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization as discussed further in note 4 and note 11.

10. WARRANTS

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

Subsequent to the Business Combination, the Public Warrants and Private Warrants meet liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the

Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants are classified as liabilities on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. As of June 30, 2022, no Warrants have been exercised or redeemed.

As of June 30, 2022, the following Warrants were outstanding:

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

The Warrants were valued on June 30, 2022 and December 31, 2021 using the listed trading price of $0.81 and $1.07, respectively.

11. STOCKHOLDERS’ EQUITY

The consolidated statement of stockholders’ equity for the six months ended June 30, 2021 has been retroactively adjusted to reflect the Business Combination and reverse recapitalization (see note 4).

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of its Amended and Restated Certificate of Incorporation, the Company became authorized to issue 2,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of June 30, 2022.

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

As of June 30, 2022, 538,004,900 shares of Common Stock were issued, including 40,674,556 shares sold to Legacy EQRx’s founders, employees and advisors under restricted stock agreements (see note 12) that were exchanged in the Business Combination for Company Common Stock, and 50,000,000 Earn-Out Shares.

12. STOCK-BASED COMPENSATION

In January 2020, Legacy EQRx’s board of directors and stockholders adopted the 2019 Stock Option and Grant Plan (the “2019 Plan”), which was assumed in the Business Combination. On December 16, 2021, the Company’s board of directors and the stockholders adopted the 2021 Option Grant and Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Business Combination. The 2021 Plan provides for the issuance of incentive stock options or non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of the foregoing to employees, board members, consultants and advisors.

Upon completion of the Business Combination, the Company ceased issuing awards under the 2019 Plan. The total number of shares of Common Stock that may be issued under the 2021 Plan was 59,353,357 at plan adoption (“Share Reserve”). The 2021 Plan provides that the Share Reserve will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation and Talent Development Committee (the “Annual Increase”). Share limits under the 2021 Plan are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The shares of Common Stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under each of the 2021 Plan and the 2019 Plan will be added back to the Share Reserve. As of June 30, 2022, 64,743,156 shares remain available for future grant under the 2021 Plan.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$3,632	$319	$7,473	$541
General and administrative	6,356	697	15,421	1,259
Total stock-based compensation	$9,988	$1,016	$22,894	$1,800

Stock Options

A summary of stock option activity for employee and nonemployee awards during the six months ended June 30, 2022 is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
		Exercise	Term	(in
	Options	Price	(years)	thousands)
Outstanding at December 31, 2021	21,624,447	$3.39	9.22	$82,038
Granted	21,548,533
Exercised	(372,285)
Cancelled/forfeited	(2,399,951)
Outstanding at June 30, 2022	40,400,744	$3.35	9.22	$70,663
Vested at June 30, 2022	6,896,016	$2.35	8.76	$17,028
Vested and expected to vest at June 30, 2022	40,400,744	$3.35	9.22	$70,663

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2022	2021
Risk-free interest rate	2.08%	0.91%
Volatility	65%	65%
Dividend yield	0.00%	0.00%
Expected term (years)	6.0	6.0

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $2.01 and $1.88 per share, respectively. The fair value of options that vested during the six months ended June 30, 2022 and 2021 was $8.5 million and $0.5 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the six months ended June 30, 2022 was $1.1 million. There were no options exercised during the six months ended June 30, 2021.

As of June 30, 2022, there was $68.7 million of total unrecognized compensation expense related to unvested stock options that the Company expects to recognize over a remaining weighted-average period of 3.2 years.

Restricted Common Stock

As of June 30, 2022, the Company had issued a total of: (i) 5,603,522 shares of restricted Common Stock to employees and advisors of the Company under the 2019 Plan; (ii) 627,000 shares of restricted Common Stock to a strategic partner outside of the 2019 Plan as partial compensation for future services; and (iii) 34,865,902 shares of restricted Common Stock to its founders, employees and advisors outside of the 2019 Plan.

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

A summary of the Company’s restricted Common Stock activity and related information during the six months ended June 30, 2022 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted common stock at December 31, 2021	18,263,118	$0.22
Granted	—
Forfeited	—
Vested	(4,335,708)	0.17
Unvested restricted common stock at June 30, 2022	13,927,410	0.23

As of June 30, 2022, there was $1.9 million of total unrecognized compensation expense related to unvested restricted Common Stock that the Company expects to recognize over a remaining weighted-average period of 2.6 years.

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

The following table summarizes the activity associated with Earn-Out Shares accounted for pursuant to ASC 718 during the six months ended June 30, 2022:

		Weighted-
		Average
		Grant Date Fair Value
	Number of Shares	Per Share
Outstanding at December 31, 2021	7,653,215	$5.67
Granted	—	—
Forfeited	(193,779)	5.67
Outstanding at June 30, 2022	7,459,436	5.67

During the three and six months ended June 30, 2022, the Company recognized $4.7 million and $12.8 million, respectively, of stock-based compensation expense associated with the Earn-Out Shares. As of June 30, 2022, unrecognized compensation costs related to the Earn-Out Shares was $12.7 million and is expected to be recognized over a weighted-average period of 1.4 years.

13. LICENSE AGREEMENTS AND DISCOVERY COLLABORATIONS

License Agreements

Aumolertinib — Hansoh

On July 22, 2020, the Company entered into a strategic collaboration and license agreement with Hansoh (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company LTD, (collectively “Hansoh”) under which it acquired an exclusive license for the research, development, and commercialization of aumolertinib, a third generation EGFR inhibitor, worldwide, with the exception of the People’s Republic of China, and its territories and possessions, including Hong Kong, Macau and Taiwan (the “Hansoh Territory”). The agreement also provides the Company with a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory.

Under the terms of the agreement, the Company received an exclusive license to develop aumolertinib for any and all uses for the treatment of cancer, cancer-related and immune-inflammatory diseases in humans at its own cost and expense in the Company’s territory. The Company was obligated to make an upfront non-refundable, non-creditable payment of $25.0 million. If the Company succeeds in developing and commercializing aumolertinib, Hansoh will be eligible to receive (i) up to $90.0 million in development and regulatory milestone payments, and (ii) up to $420.0 million in sales milestone payments. In the event that Hansoh elects to opt out of sharing certain global development costs in accordance with the terms of the agreement, the total potential development and regulatory payments Hansoh is eligible to receive will be reduced to $55.0 million, and the total potential sales milestone payments will be reduced to $350.0 million.

Hansoh is also eligible to receive royalties on worldwide (except the Hansoh Territory) net sales of any products containing aumolertinib which range from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties for aumolertinib will expire on a product-by-product and country-by-country basis upon the last to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for aumolertinib in a country, and (iii) 11 years following the first commercial sale of aumolertinib in a country.

The Company has the right to terminate the agreement with Hansoh for any or no reason upon at least 180 days prior written notice to Hansoh. Either party may terminate the agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

The Company evaluated the agreement with Hansoh under ASC 805, Business Combinations, and concluded that, because the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore accounted for it as an asset acquisition.

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

Under the terms of the license agreement, the Company received an exclusive license to develop sugemalimab and nofazinlimab for any and all uses at its own cost and expense in the Company’s territory. The Company was obligated to make an upfront non-refundable, non-creditable payment of $150.0 million, including $10.0 million when CStone received notification that the U.S. Food and Drug Administration (“FDA”) designated sugemalimab as a breakthrough therapy. If the Company succeeds in developing and commercializing sugemalimab, CStone will be eligible to receive (i) up to $107.5 million in development and regulatory milestone payments, and (ii) up to $565.0 million in sales milestone payments. If the Company succeeds in developing and commercializing nofazinlimab, CStone will be eligible to receive (x) up to $75.0 million in development and regulatory milestone payments, and (y) up to $405.0 million in sales milestone payments.

CStone is also eligible to receive royalties on worldwide (excluding the CStone Territory) net sales of any products containing sugemalimab and nofazinlimab ranging from the low teens to the high teens for sugemalimab and from the mid-single digits to teens for nofazinlimab, subject to potential reduction following the launch of certain generic products. The royalties for sugemalimab and nofazinlimab will expire on a product-by-product and country-by-country basis upon the last to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for sugemalimab and nofazinlimab in a country, and (iii) 11 years following the first commercial sale of sugemalimab or nofazinlimab in a country.

The Company is responsible for the costs associated with the development and regulatory approvals of sugemalimab and nofazinlimab in its territory. The Company is also required to reimburse CStone for any costs that CStone incurs in the Company’s territory following the execution of the license agreement for development activities that were ongoing at the time the license agreement became effective. Additionally, during the term of the license agreement, either party may propose the development of a combination study with sugemalimab or nofazinlimab. If both parties agree to participate in the combination study, the costs incurred will be split between the two parties based upon the terms provided for in a separate written agreement detailing each party’s rights and obligations with respect to the development of the combination regimen.

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

The Company evaluated the license agreement with CStone under ASC 805 and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore accounted for it as an asset acquisition.

Other Licenses

The Company has entered into a number of license agreements under which it acquired exclusive licenses for the research, development and commercialization of preclinical and clinical compounds from pharmaceutical and/or biotechnology companies (the “Preclinical/Clinical Assets”).

Under the terms of these license agreements, the Company received exclusive licenses to develop the Preclinical/Clinical Assets at its own cost and expense in the Company’s territory. The Company was obligated to make aggregate upfront non-refundable, non-creditable payments of $31.5 million through June 30, 2022. If the Company succeeds in developing and commercializing the Preclinical/Clinical Assets, the Company may be required to pay (i) up to $50.5 million in development milestone payments, (ii) up to $147.0 million in regulatory milestone payments, and (iii) up to $595.0 million in sales milestone payments. Additionally, the Company may be required to pay royalties on net sales in its applicable territory of any products containing the Preclinical/Clinical Assets which range from mid-single digits to low double digits, subject to potential reduction following the launch of certain generic products. The royalties for the Preclinical/Clinical Assets will expire on a product-by-product and country-by-country basis.

The Company has the right to terminate each license agreement for the Preclinical/Clinical Assets for any or no reason with prior written notice, and either party may terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party. During the three months ended June 30, 2022, the Company terminated two preclinical license agreements.

The Company evaluated the license agreements under ASC 805 and concluded that, because the fair value of the gross assets acquired under each license agreement is concentrated in a single identifiable asset or group of similar assets, the transactions did not meet the requirements to be accounted for as a business combination and therefore were accounted for as asset acquisitions.

Discovery Collaboration Agreements

The Company has entered into a number of discovery collaboration agreements pursuant to which the Company agreed to collaborate with certain collaboration partners (the “Partners”), leveraging the Partner’s artificial intelligence capabilities to identify, discover and develop innovative therapeutics for agreed upon targets, in order to further expand the Company’s pipeline of therapies (the “Collaboration Agreements”).

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

The Collaboration Agreements are considered to be within the scope of ASC 808, Collaborative Arrangements, as the agreements represent a joint operating activity, and both the Partners and the Company are active participants and exposed to the risks and rewards. The Company has evaluated the Collaboration Agreements and determined they do not fall within the scope of ASC 606, Revenue from Contracts with Customers, as the Partners do not meet the definition of a customer. Through June 30, 2022, the Company has paid upfront fees totalling $32.5 million under the Collaboration Agreements, of which $14.7 million and $7.0 million are reflected in prepaid and other current assets and other non-current assets, respectively, on the condensed consolidated balance sheet at June 30, 2022.  During the three and six months ended June 30, 2022, the Company recognized approximately $5.6 million and $11.4 million, respectively, of research and development expense associated with Collaboration Agreements in the condensed consolidated statements of operations and comprehensive loss.  During the three and six months ended June 30, 2021, research and development expense associated with the Collaboration Agreements was immaterial.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2019, the Company entered into a non-cancellable operating lease with Surface Oncology, Inc. (“Surface”) for 33,529 square feet of office space in Cambridge, Massachusetts (the “Lease Agreement”). The term of the Lease Agreement originally commenced on January 1, 2020, and was set to expire on January 31, 2023 (the “Original Term Date”), with no renewal option. On May 11, 2022, the Company entered into an amendment to the Lease Agreement (the “Amended Lease Agreement”) that extended the lease expiration date to July 31, 2024, and provided the Company with an option to further extend the lease expiration date to January 31, 2025 if Surface does not provide written notice on or before September 30, 2023 that it will retake possession of the premises on July 31, 2024.

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

During the year ended December 31, 2020, the Company completed a buildout of the leased office space and received the $1.0 million improvement allowance from Surface in January 2021. The Company determined that it owns the leasehold improvements and, as such, reflected the $1.0 million leasehold improvement as property and equipment in the condensed consolidated balance sheet.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Classification	2022	2021	2022	2021
Operating lease costs	Research and development	$334	303	$671	598
	General and administrative	311	349	626	706
Variable lease costs(1)	Research and development	98	90	199	191
	General and administrative	91	104	185	226
Total lease costs		$834	$846	$1,681	$1,721
(1)	Variable lease costs include the Company’s proportionate share of operating expenses, property taxes, utilities and parking for the building in which the leased space is located.

The Company made cash payments of $1.0 million and $1.0 million under the Lease Agreement during the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $2.0 million during the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, the Company was not party to any material litigation.

15. INCOME TAXES

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets and liabilities in the United States. For the three and six months ended June 30, 2022 and 2021, the Company recognized no provision for income taxes in the United States. The foreign provision for income taxes was immaterial for the three and six months ended June 30, 2022 and 2021.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

16. EMPLOYEE BENEFITS

In July 2020, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all U.S. employees. The 401(k) plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Services. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $0.5 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.

17. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(82,546)	$(34,526)	$(61,820)	$(61,343)
Less: income allocable to participating securities	—	—	—	—
Loss allocable to common shares	$(82,546)	$(34,526)	$(61,820)	$(61,343)
Add back: undistributed earnings allocable to participating securities	—	—	—	—
Less: undistributed earnings reallocated to participating securities	—	—	—	—
Numerator for diluted earnings per share	$(82,546)	$(34,526)	$(61,820)	$(61,343)

Denominator:
Basic weighted-average common shares outstanding	473,058,458	318,272,186	471,849,487	314,903,264
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares outstanding	473,058,458	318,272,186	471,849,487	314,903,264

Net loss per share, basic	$(0.17)	$(0.11)	$(0.13)	$(0.19)
Net loss per share, diluted	$(0.17)	$(0.11)	$(0.13)	$(0.19)

The Company’s potentially dilutive securities include Warrants, Earn-Out Shares, options to purchase Common Stock and unvested restricted Common Stock. These potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 as the effect would be to reduce the net loss per share.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	294,354,188	—	294,354,188
Outstanding Warrants	19,733,290	—	19,733,290	—
Outstanding stock options	40,400,744	18,514,626	40,400,744	18,514,626
Earn-Out Shares	50,000,000	—	50,000,000	—
Unvested restricted stock	13,927,410	21,122,165	13,927,410	21,122,165

18. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements as of June 30, 2022, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. Except as disclosed elsewhere within the notes to the condensed consolidated financial statements, the Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

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

Our team of leading drug hunters is building our catalog through:

●	in-licensing clinical and preclinical stage programs to accelerate our business model;
●	building collaborations with cutting-edge drug engineering platforms to build an earlier-stage pipeline of programs; and
●	establishing partnerships with other biopharma companies to develop combination therapies.

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
Lerociclib (CDK4/6)
Nofazinlimab (PD-1)
EQ121 (JAK1)
Additional undisclosed preclinical and discovery programs targeting large oncology and immune-inflammatory indications

EGFR = epidermal growth factor receptor; NSCLC = non-small cell lung cancer; PD-L1 = programmed death-ligand 1; CDK = cyclin-dependent kinase; PD-1 = anti-programmed death-1; JAK-1 = Janus kinase-1 (JAK-1)

Our vision is to continue to grow our catalog of medicines in development through a mix of in-licensing, drug engineering collaborations and working with partners that will use our drugs and drug candidates in combination with their experimental medicines. However, the drug development process is inherently uncertain, and there can be no guarantee that that we will identify suitable assets to scale our portfolio and even if we do, we may not be able to acquire these assets or develop them successfully to achieve our targets. Further, our preclinical and early-stage discovery programs may not ever result in clinical development candidates. Additionally, our catalog of medicines and areas of focus may change as we further the development of our current programs and identify new targets which meet the criteria for inclusion in our portfolio. For example, we decided to de-prioritize our efforts to develop EQ121 for the treatment of rheumatoid arthritis, but are continuing to evaluate EQ121 for the treatment of atopic dermatitis and other immune-inflammatory indications.

Assuming we are successful in obtaining regulatory approval, we plan to offer our catalog of innovative medicines to payers and health systems at radically lower prices, through a simple and transparent pricing model without surprise price increases. We are also assembling a Global Buyers Club by entering into strategic partnerships with private and public payers and health systems so they and the patients they serve can gain access to our, if approved, equally as good or better medicines at radically lower prices. We plan to offer simple and transparent pricing models to provide an opportunity for dramatic savings in these high-cost drug areas.

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

Since inception, Legacy EQRx has, and following the Business Combination, we have focused primarily on organizing and staffing, business planning, raising capital, acquiring product candidates, securing related intellectual property, establishing strategic collaborations with payers, integrated delivery networks and health systems, and conducting research and development activities for our programs. Since inception, Legacy EQRx funded its operations until the closing of the Business Combination primarily through private equity financings. To date, it has raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Series A convertible preferred stock (Series A), and the business combination with CMLS III and associated PIPE financing.

Since inception, we have incurred significant operating losses. Our operating losses were $79.1 million and $34.6 million for the three months ended June 30, 2022 and 2021, respectively, and $164.8 million and $61.6 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $420.3 million as of June 30, 2022. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we seek regulatory approvals for our pipeline candidates, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (SEC), director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities and the expansion of our pipeline.

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

Response to Ongoing COVID-19 Pandemic

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, additional strains of COVID-19 and where outbreaks occur, and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans, and our ability to obtain regulatory approvals, and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. We implemented work-from-home and other policies, and are continuing to adapt to evolving federal, state and local health regulations. Because of the nature of our current operations, COVID-19 has not had a significant impact on our operations or financial results to date.

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

Following the Closing Date, former holders of Legacy EQRx common stock, preferred stock and options (Earn-Out Service Providers) may receive a pro rata share of up to 35.0 million additional shares of Common Stock if at any time between the 12-month anniversary of the Closing Date and the 36-month anniversary of the Closing Date (the Earn-Out Period), the Common Stock price is greater than or equal to $12.50 for a period of at least 20 out of 30 consecutive trading days, and up to 15.0 million additional shares of common stock if at any time during the Earn-Out Period the Common Stock price is greater than or equal to $16.50 for a period of at least 20 out of 30 consecutive trading days (the Earn-Out Shares).

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

Financial Overview

Revenue

To date, we have not recognized any revenue, including from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, or we out-license (including sublicense) our products through agreements with third parties, we may generate revenue in the future. However, there can be no assurance as to when we will generate such revenue, if at all.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, salaries and benefits, and third-party license fees. We expense research and development costs as incurred, which include:

●	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, and other related costs for those employees involved in our research and development efforts;

●	external research and development expenses incurred under agreements with contract research organizations (CROs) as well as consultants that conduct our preclinical studies and development services;
●	costs incurred under our collaboration agreements;
●	costs related to manufacturing material for our preclinical and clinical studies;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, utilities and insurance.

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

The following table summarizes our research and development expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Sugemalimab	$7,766	$1,153	$15,560	$3,004
EQ121	1,063	2,727	8,341	7,355
Aumolertinib	2,643	1,376	7,728	2,864
Lerociclib	1,915	1,336	3,846	2,778
Nofazinlimab	1,595	720	2,312	1,205
Preclinical assets	6,112	5,934	14,867	6,550
Unallocated other research and development expense	10,621	4,118	18,512	6,174
Unallocated compensation expense	15,583	4,052	29,560	8,163
Total research and development expense	$47,298	$21,416	$100,726	$38,093

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), Medicines and Healthcare products Regulatory Agency (MHRA) or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs for our executive and administrative functions. General and administrative expenses also include professional services, including legal, accounting and audit services and other consulting fees, costs associated with the partnership contracts we have in place with certain payers, integrated delivery networks and health systems, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three months ended
	June 30,
	2022	2021	Change
Operating expenses:
Research and development	$47,298	$21,416	$25,882
General and administrative	31,792	13,223	18,569
Total operating expenses	79,090	34,639	44,451
Loss from operations	(79,090)	(34,639)	(44,451)
Other (expense) income:
Change in fair value of contingent earn-out liability	(8,205)	—	(8,205)
Change in fair value of warrant liabilities	1,184	—	1,184
Interest income, net	4,091	19	4,072
Other (expense) income, net	(526)	94	(620)
Total other (expense) income, net	(3,456)	113	(3,569)
Net loss	$(82,546)	$(34,526)	$(48,020)

Research and Development Expenses

Research and development expenses were $47.3 million for the three months ended June 30, 2022, compared to $21.4 million for the three months ended June 30, 2021. The increase of $25.9 million was primarily driven by a $14.3 million increase in discovery, preclinical and clinical development costs, a $11.4 million increase in employee related expenses driven by significant growth in our research and development headcount to support the development of our pipeline, a $2.7 million increase in information technology, facilities and other allocated expenses that support our overall research and development activities, and a $2.0 million increase in consulting and professional fees, partially offset by a $4.5 million decrease in license and milestone fees.

General and Administrative Expenses

General and administrative expenses were $31.8 million for the three months ended June 30, 2022, compared to $13.2 million for the three months ended June 30, 2021. The increase of $18.6 million was primarily driven by a $14.4 million increase in employee related expenses driven by an increase in headcount to support the overall growth of the organization, a $3.4 million increase in consulting and professional fees, and a $0.8 million increase in information technology, facilities, overhead allocations and other expenses.

Other (Expense) Income, Net

Total other expense, net was $3.5 million for the three months ended June 30, 2022, compared to other income of $0.1 million for the three months ended June 30, 2021. The increase of $3.6 million was primarily due to $7.0 million of net non-cash expense related to the remeasurement of the contingent earn-out liability and warrant liabilities as of June 30, 2022, and a $0.6 million change in other (expense) income, net, partially offset by an increase of $4.1 million in interest income from our cash, cash equivalents and investments.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended
	June 30,
	2022	2021	Change
Operating expenses:
Research and development	$100,726	$38,093	$62,633
General and administrative	64,055	23,505	40,550
Total operating expenses	164,781	61,598	103,183
Loss from operations	(164,781)	(61,598)	(103,183)
Other income (expense):
Change in fair value of contingent earn-out liability	93,569	—	93,569
Change in fair value of warrant liabilities	5,131	—	5,131
Interest income, net	4,273	163	4,110
Other (expense) income, net	(12)	92	(104)
Total other income, net	102,961	255	102,706
Net loss	$(61,820)	$(61,343)	$(477)

Research and Development Expenses

Research and development expenses were $100.7 million for the six months ended June 30, 2022, compared to $38.1 million for the six months ended June 30, 2021. The increase of $62.6 million was primarily driven by a $32.6 million increase in discovery, preclinical and clinical development costs, a $21.3 million increase in employee related expenses driven by significant growth in our research and development headcount to support the development of our pipeline, a $7.0 million increase in information technology, facilities and other allocated expenses that support our overall research and development activities, and a $4.2 million increase in consulting and professional fees, partially offset by a $2.5 million decrease in license and milestone fees.

General and Administrative Expenses

General and administrative expenses were $64.1 million for the six months ended June 30, 2022, compared to $23.5 million for the six months ended June 30, 2021. The increase of $40.6 million was primarily driven by a $29.1 million increase in employee related expenses driven by an increase in headcount to support the overall growth of the organization, a $8.6 million increase in consulting and professional fees, and a $2.9 million increase in information technology, facilities, overhead allocations and other expenses.

Other Income, Net

Total other income, net was $103.0 million for the six months ended June 30, 2022, compared to $0.3 million for the six months ended June 30, 2021. The increase of $102.7 million was primarily due to $93.6 million and $5.1 million of non-cash income related to the remeasurement of the contingent earn-out liability and warrant liabilities, respectively, as of June 30, 2022, and a $4.1 million increase in interest income from our cash, cash equivalents and investments, partially offset by a $0.1 million change in other (expense) income, net.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any products until 2023, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and common stock. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Legacy EQRx Series A convertible preferred stock, the Business Combination and the concurrent PIPE Financing. As of June 30, 2022, we had cash, cash equivalents, short-term investments and restricted cash of $1.6 billion.

Funding Requirements

We believe that, prior to the consideration of revenue and associated costs from the potential future sales of any of our investigational products that may receive regulatory approval, our existing cash, cash equivalents and short-term investments on hand as of June 30, 2022 of $1.6 billion will enable us to fund our operating expenses and capital expenditure requirements into 2025, based on certain assumptions regarding our development programs and business development plans. We have based this estimate on assumptions that may prove to be wrong and may change, and we could expend our capital resources sooner than we expect or slow our spend such that it will last longer than into 2025.

We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approval, advance our product candidates, pursue commercialization of any approved product candidates and advance other candidates in our pipeline through preclinical and clinical development. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development and commercialization activities. In addition, we expect to incur additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, MHRA and other regulatory authorities;
●	the progress of our efforts to acquire, in-licence or sub-license rights to, or otherwise develop (alone or in partnership) additional product candidates;

●	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration and license agreements;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the cost and timing of completion of commercial-scale manufacturing activities;
●	efforts to develop and maintain our Global Buyers Club through which payers and health systems can access our future product candidates;
●	the scope, progress, results and costs of our research programs and development of any additional product candidates that we may pursue;
●	our headcount growth and associated costs as we expand our research and development and establish our commercial infrastructure;
●	the costs of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the costs of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the revenue, if any, received from commercial sales of aumolertinib and sugemalimab and any future product candidates for which we receive marketing approval; and
●	the costs of operating as a public company.

Until such time, if ever, as we generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our Common Stock and other securities. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant third parties rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(119,368)	$(60,830)
Net cash used in investing activities	(693,776)	(295)
Net cash (used in) provided by financing activities	(962)	71,601
Net (decrease) increase in cash, cash equivalents and restricted cash	$(814,106)	$10,476

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

Cash used in operating activities for the six months ended June 30, 2022, was $119.4 million, which was primarily attributable to operating expenses of $164.8 million, partially offset by $22.9 million of stock-based compensation expense $19.3 million cash provided by changes in our operating assets and liabilities, and $0.6 million of depreciation expense. The net cash provided by changes in our operating assets and liabilities of $19.3 million was primarily due to a $11.9 million increase in accrued expenses, $5.6 million increase in accounts payable, and a $1.8 million decrease in prepaid expense and other assets.

Cash used in operating activities for the six months ended June 30, 2021 was $60.8 million, which was primarily attributable to a net loss of $61.3 million and net cash used as a result of changes in our operating assets and liabilities of $2.6 million, partially offset by $1.8 million of stock-based compensation expense, $0.8 million of amortization of our right-to-use asset and lease liability, and $0.6 million of depreciation expense. The net cash used of $2.6 million as a result of changes in our operating assets and liabilities was primarily due to a $11.4 million increase in prepaid expenses, partially offset by a $6.5 million increase in accounts payable and a $2.3 million increase in accrued expenses.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 of $693.8 million consisted primarily of $693.6 million of purchases of short-term available-for-sale securities and $0.2 million of purchases of property and equipment.

Cash used in investing activities for the six months ended June 30, 2021 was $0.3 million, and consisted of purchases of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2022 was $1.0 million, and consisted primarily of $1.4 million of offering costs paid in connection with the Business Combination, partially offset by $0.4 million of proceeds from the issuance of common stock upon the exercise of stock options.

Cash provided by financing activities for the six months ended June 30, 2021 was $71.6 million, and consisted of $71.3 million of net proceeds from the sale and issuance of shares of Series B convertible preferred stock, and $0.3 million from the issuance of shares of restricted common stock to our employees and advisors.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes to the financial statements in the 2021 Annual Report. There have been no material changes to these critical accounting policies and estimates through June 30, 2022 from those discussed in the 2021 Annual Report.

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

We will remain an EGC until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of the CMLS III initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period, and (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the Exchange Act).  In light of our public float at June 30, 2022, we expect that we will no longer be an EGC on December 31, 2022.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents, short-term investments and restricted cash of $1.6 billion and $1.7 billion as of June 30, 2022 and December 31, 2021, respectively, which consisted of cash, U.S. government money market funds, commercial paper and U.S. treasury bills. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Foreign Currency Exchange Risk

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiary. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of accumulated other comprehensive income (loss).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

In connection with the Business Combination, on September 30, 2021, a putative stockholder of CMLS III, Anthony Franchi, filed a lawsuit naming CMLS III and certain of its directors in the Delaware Court of Chancery, captioned Franchi v. CM Life Sciences III Inc., CA No. 2021- 0842. The complaint alleged that the holders of CMLS III Class A common stock had been denied a right to vote as a separate class on a proposed amendment to CMLS III’s charter to increase the authorized shares of Class A common stock (the Charter Amendment Proposal). The complaint asserted claims for violation of Section 242(b)(2) of the Delaware General Corporations Law and for breach of fiduciary duty against certain of the director defendants. The complaint sought preliminary and final injunctive relief enjoining the vote on the Charter Amendment Proposal, damages, and the costs and expenses of the litigation, including a reasonable allowance of fees and costs for plaintiff’s attorneys, along with other relief. On October 18, 2021, the plaintiff filed a motion for preliminary injunction seeking to enjoin the CMLS III stockholder vote on the Charter Amendment Proposal. On October 29, 2021, the Merger Agreement was amended to add a provision requiring the affirmative vote of the holders of a majority of the shares of CMLS III Class A common stock then outstanding and entitled to vote thereon, voting separately as a single series, for the Charter Amendment Proposal.

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
10.1

Second Amendment to Sublease Agreement by and between Surface Oncology, Inc. and EQRx International, Inc, dated May 11, 2022 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 13, 2022.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date:August 11, 2022
	By:	/s/ Jami Rubin
Jami Rubin
Chief Financial Officer
(Principal Financial and Accounting Officer)