Form 10-Q
period 2022-09-30
EQRx, Inc.
filed 2022-11-10
CIK 1843762

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, the registrant had 488,433,373 shares of common stock, $0.0001 par value, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q, that relate to our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to adapt our initial commercial and pricing models, plans and strategies to the U.S. regulatory environment;
●	additional clinical trials for our pipeline candidates and the effect on our pricing and commercialization strategy;
●	our mission and commercial and pricing models, including timing of updates regarding the same;
●	the success, costs and timing of our product development activities;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations on any approved product;
●	our ability to locate and acquire complementary products or product candidates and integrate those into our business;
●	our ability to maintain our existing or enter into additional license agreements;
●	our ability to maintain our existing or enter into additional drug engineering collaborations;
●	our ability to maintain our existing or enter into additional manufacturing agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of innovative drug candidates, many of which have greater financial and marketing resources than we do;
●	our ability to develop, maintain and leverage our Global Buyers Club, particularly in light of our plans to adapt our initial commercial and pricing models for aumolertinib and lerociclib in the United States;
●	the size and growth potential of the markets for our products, and the ability of each to serve those markets, either alone or in partnership with others;
●	changes in applicable laws or regulations;
●	our ability to raise capital in the future;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	our ability to compete effectively in a competitive industry;
●	our ability to protect and enhance our corporate reputation and brand;
●	expectations concerning our relationships and actions with third parties;
●	potential liquidity and trading of our securities;
●	our ability to attract and retain qualified directors, officers, employees and other key personnel;
●	our ability to realize the anticipated benefits from the Business Combination (as defined below), which may be affected by, among other things, the costs of the Business Combination, competition and our ability to grow and manage growth profitably and retain our key employees; and
●	the impact of the ongoing COVID-19 pandemic on us.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including without limitation, the following risk factors:

●	We do not have any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable.
●	We may not be successful in adapting our initial commercial and pricing models, plans and strategies to accomodate the U.S. regulatory environment.
●	Our initial commercial and pricing models are untested and even with the planned adaptation of our models, plans and strategies, we may never be successful or generate sufficient revenue to lead to profitability.
●	We recently determined not to seek regulatory approval in the United States of sugemalimab plus chemotherapy in Stage IV non-small cell lung cancer (NSCLC), and may make similar decisions for other indications, pipeline candidates or for other markets for our pipeline candidates, which will impact the revenues we may generate from our pipeline candidates when and if approved.
●	In jurisdictions in which regulators do not solely accept data from our license partners from other countries (such as the United States) but instead require additional data generated from additional preclinical studies and clinical trials as a basis for regulatory approvals (such as the U.S. Food and Drug Administration (FDA)), if such preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate; we may also choose not to pursue development for certain indications in that market given the potential increased costs or delays, or impact on our ability to complete the development of such product candidate (such as our decision that we announced in November 2022 not to seek U.S. approval of sugemalimab plus chemotherapy in Stage IV NSCLC, based on multiple discussions and written communications in the prior several weeks with the FDA around possible paths to approval).
●	Drug development is a lengthy, expensive and uncertain process. It is also highly competitive. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of a product candidate. Even if we achieve positive clinical trial results, there is no guarantee that our product candidates will be approved. Our competitors may also obtain FDA or other regulatory approval for their products sooner than we may obtain approval for ours and for multiple indications in parallel, which could require us to undertake additional trials and also result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. If we experience delays in obtaining data from our license partners, or we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have never successfully completed the regulatory approval process for any of our product candidates, and we may be unable to do so for any product candidates. Even if we are successful in obtaining regulatory approval in one indication or jurisdiction for a product candidate, it does not guarantee that we will be able to obtain pricing approval in such jurisdiction, that our products will be broadly adopted in such jurisdiction, or that we will be able to obtain regulatory approval in any other indication or jurisdiction. Further, even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	We may adopt market-based pricing for other product candidates beyond aumolertinib and lerociclib in the United States, and may need to abandon our initial mission to develop and deliver innovative medicines to patients at lower prices.
●	We may be unsuccessful in achieving broad market awareness and acceptance or changing prescribing or purchasing habits of healthcare system participants or keeping up to date with recent developments in the medical field regarding treatment options.
●	We may be unable to continue to attract, acquire and retain third-party collaborators, particularly as we adapt our initial commercial and pricing models, plans and strategies, or may fail to do so in an effective manner. Our collaborations with third parties are also subject to certain risks.
●	Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially.

●	Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	If we (or our collaboration and license partners, as applicable) are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Our failure to manage growth effectively could cause our business to suffer and have an adverse effect on our ability to execute our business strategy, as well as on our operating results and financial condition.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQRx, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share information)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$998,022	$1,678,542
Short-term investments	501,326	—
Prepaid expenses and other current assets	24,642	27,660
Total current assets	1,523,990	1,706,202
Property and equipment, net	1,794	1,985
Restricted cash	633	633
Right-of-use asset	4,355	2,672
Other investments	4,000	4,000
Other non-current assets	8,641	13,950
Total assets	$1,543,413	$1,729,442
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,063	$7,640
Accrued expenses	46,100	28,904
Lease liability, current	2,496	3,102
Total current liabilities	62,659	39,646
Non-current liabilities:
Contingent earn-out liability	62,178	153,041
Warrant liabilities	16,181	21,115
Lease liability, non-current	2,060	272
Restricted stock repurchase liability	373	529
Total liabilities	143,451	214,603
Commitments and contingencies (note 14)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; 1,250,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 538,428,182 and 537,632,615 shares issued as of September 30, 2022 and December 31, 2021, respectively; and 476,499,567 and 469,369,433 shares outstanding at September 30, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	1,906,947	1,873,289
Accumulated other comprehensive (loss) income	(1,622)	1
Accumulated deficit	(505,412)	(358,500)
Total stockholders’ equity	1,399,962	1,514,839
Total liabilities and stockholders’ equity	$1,543,413	$1,729,442

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share information)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$56,271	$23,800	$156,997	$61,893
General and administrative	34,095	16,176	98,150	39,681
Total operating expenses	90,366	39,976	255,147	101,574
Loss from operations	(90,366)	(39,976)	(255,147)	(101,574)
Other (expense) income:
Change in fair value of contingent earn-out liability	(2,706)	—	90,863	—
Change in fair value of warrant liabilities	(197)	—	4,934	—
Interest income, net	8,209	47	12,482	210
Other (expense) income, net	(32)	39	(44)	131
Total other income, net	5,274	86	108,235	341
Net loss	$(85,092)	$(39,890)	$(146,912)	$(101,233)
Other comprehensive gain (loss):
Foreign currency translation adjustments	33	—	49	—
Unrealized holding gains (losses) on short-term investments	370	—	(1,672)	—
Comprehensive loss	$(84,689)	$(39,890)	$(148,535)	$(101,233)
Net loss per share - basic	$(0.18)	$(0.12)	$(0.31)	$(0.32)
Net loss per share - diluted	$(0.18)	$(0.12)	$(0.31)	$(0.32)
Weighted average common shares outstanding - basic	475,565,990	320,644,286	473,101,935	316,837,967
Weighted average common shares outstanding - diluted	475,565,990	320,644,286	473,101,935	316,837,967

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share information)

								Accumulated Other
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	469,369,433	$49	$1,873,289	$1	$(358,500)	$1,514,839
Vesting of restricted common stock	—	—	—	—	1,992,005	—	59	—	—	59
Common stock issued upon exercise of stock options	—	—	—	—	18,286	—	40	—	—	40
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	—	7
Stock-based compensation	—	—	—	—	—	—	12,906	—	—	12,906
Net income	—	—	—	—	—	—	—	—	20,726	20,726
Balance at March 31, 2022	—	$—	—	$—	471,379,724	$49	$1,886,294	$8	$(337,774)	$1,548,577
Vesting of restricted common stock	—	—	—	—	2,343,703	—	49	—	—	49
Common stock issued upon exercise of stock options	—	—	—	—	353,999	—	466	—	—	466
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	—	—	9,988	—	—	9,988
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(2,042)	—	(2,042)
Net loss	—	—	—	—	—	—	—	—	(82,546)	(82,546)
Balance at June 30, 2022	—	$—	—	$—	474,077,426	$49	$1,896,797	$(2,025)	$(420,320)	$1,474,501
Vesting of restricted common stock	—	—	—	—	1,998,859	—	49	—	—	49
Common stock issued upon exercise of stock options	—	—	—	—	423,282	—	669	—	—	669
Foreign currency translation adjustment	—	—	—	—	—	—	—	33	—	33
Stock-based compensation	—	—	—	—	—	—	9,432	—	—	9,432
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	370	—	370
Net loss	—	—	—	—	—	—	—	—	(85,092)	(85,092)
Balance at September 30, 2022	—	$—	—	$—	476,499,567	$49	$1,906,947	$(1,622)	$(505,412)	$1,399,962

								Accumulated Other
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	—	$—	298,295,250	$31	$740,542	$—	$(258,491)	$482,082
Issuance of Series B convertible preferred stock, net of issuance costs of $169	—	—	26,133,332	71,256	—	—	—	—	—	—
Retroactive application of recapitalization			(26,133,332)	(71,256)	16,385,591	2	71,254	—	—	71,256
Vesting of restricted common stock	—	—	—	—	2,280,370	—	26	—	—	26
Stock-based compensation	—	—	—	—	—	—	784	—	—	784
Net loss	—	—	—	—	—	—	—	—	(26,817)	(26,817)
Balance at March 31, 2021	—	$—	—	$—	316,961,211	$33	$812,606	$—	$(285,308)	$527,331
Vesting of restricted common stock	—	—	—	—	2,135,105	—	27	—	—	27
Stock-based compensation	—	—	—	—	—	—	1,016	—	—	1,016
Net loss	—	—	—	—	—	—	—	—	(34,526)	(34,526)
Balance at June 30, 2021	—	$—	—	$—	319,096,316	$33	$813,649	$—	$(319,834)	$493,848
Vesting of restricted common stock	—	—	—	—	2,417,610	—	218	—	—	218
Common stock issued upon exercise of stock options	—	—	—	—	66,401	—	29	—	—	29
Stock-based compensation	—	—	—	—	—	—	2,016	—	—	2,016
Net loss	—	—	—	—	—	—	—	—	(39,890)	(39,890)
Balance at September 30, 2021	—	$—	—	$—	321,580,327	$33	$815,912	$—	$(359,724)	$456,221

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2022	2021
Operating activities:
Net loss	$(146,912)	$(101,233)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	32,326	3,816
Depreciation expense	787	874
Net amortization of premiums and discounts on investments	(4,314)	—
Change in fair value of contingent earn-out liability	(90,863)	—
Change in fair value of warrant liabilities	(4,934)	—
Non-cash lease expense	(503)	623
Changes in operating assets and liabilities:
Prepaid expense and other assets	8,331	(17,529)
Accounts payable	6,181	1,885
Accrued expenses	18,429	8,768
Net cash used in operating activities	(181,472)	(102,796)
Investing activities:
Purchases of property and equipment	(176)	(344)
Purchases of investments	(693,614)	—
Proceeds from maturities of investments	194,930	—
Net cash used in investing activities	(498,860)	(344)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	71,256
Transaction costs paid in connection with Business Combination and PIPE Financing	(1,363)	(1,701)
Proceeds from the exercise of stock options	1,175	373
Net cash (used in) provided by financing activities	(188)	69,928
Decrease in cash, cash equivalents and restricted cash	(680,520)	(33,212)
Cash, cash equivalents and restricted cash, beginning of period	1,679,175	490,315
Cash, cash equivalents and restricted cash, end of period	$998,655	$457,103
Supplemental disclosure of non-cash activities
Deferred transaction costs included in accrued expenses	$—	$250
Purchases of property and equipment in accounts payable	$420	$20

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

EQRx is a new type of pharmaceutical company launched in January 2020, committed to developing and delivering innovative medicines for some of the most prevalent disease areas, including cancer and immune-inflammatory conditions. The Company’s pipeline of product candidates currently consists of five clinical-stage programs, as well as several preclinical and drug engineering programs. The Company’s late-stage programs, each in-licensed in 2020, include: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (“EGFR”) inhibitor; sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (“PD-L1”) antibody; and lerociclib (EQ132), a cyclin-dependent kinase (“CDK”) 4/6 inhibitor.

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

Liquidity

The Company has limited operating history and anticipates that it will incur losses for the foreseeable future as it builds its internal infrastructure, identifies and acquires product candidates, conducts the research and development of its product candidates, and seeks marketing approval for its late-stage programs. The Company had a net loss of $146.9 million for the nine months ended September 30, 2022, which included non-cash income of $95.8 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at September 30, 2022, as compared to a net loss of $101.2 million for the nine months ended September 30, 2021. Prior to the Business Combination, the Company funded its operations with its initial public offering, and its subsidiary, EQRx International, Inc., funded its operations with borrowings under the convertible promissory notes it issued in October 2019 and from the sale of convertible preferred stock.

As of September 30, 2022, the Company had cash, cash equivalents, short-term investments and restricted cash of $1.5 billion and an accumulated deficit of $505.4 million. The Company expects that its cash, cash equivalents, short-term investments and restricted cash outstanding as of September 30, 2022 will be sufficient to fund its obligations for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries EQRx International, Inc., EQRx Securities Holding Corporation and an immaterial wholly-owned foreign subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC").

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2021 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of the Company’s common stock, the accrual of research and development and manufacturing expenses, stock-based compensation expense, the valuation of the contingent earn-out liability, and the fair value of private warrants. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2022 consisted of U.S. government money market funds, U.S. agency securities and commercial paper (see note 5). Cash equivalents as of December 31, 2021 consisted of U.S. government money market funds and commercial paper.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$998,022	$456,470
Restricted cash	633	633
Total cash, cash equivalents and restricted cash	$998,655	$457,103

4. BUSINESS COMBINATION

Summary of Business Combination

On December 17, 2021, Merger Sub, a wholly-owned subsidiary of CMLS III, merged with Legacy EQRx, with Legacy EQRx surviving as a wholly-owned subsidiary of CMLS III, a related party. Pursuant to the terms of the Merger Agreement, on the Closing Date, each outstanding share of issued and outstanding common stock and preferred stock of Legacy EQRx was converted into the right to receive 0.627 shares (the “Exchange Ratio”) of the combined company’s common stock, par value $0.0001 per share (“Common Stock”), resulting in the issuance of a total of 343,060,309 shares of Common Stock. Additionally, on the Closing Date, each option to purchase common stock of Legacy EQRx became an option to purchase shares of Common Stock of the combined company, subject to adjustment in accordance with the Exchange Ratio.

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

The Business Combination has been accounted for as a “reverse recapitalization” in accordance with GAAP. Under the reverse recapitalization model, the Business Combination was treated as Legacy EQRx issuing equity for the net assets of CMLS III, with no goodwill or intangible assets recorded. Under this method of accounting, CMLS III was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the fact that subsequent to the merger, Legacy EQRx stockholders held a majority of the voting power of the combined company, Legacy EQRx comprised all of the ongoing operations of the combined company, Legacy EQRx comprised a majority of the governing body of the combined company, and Legacy EQRx senior management comprised all of the senior management of the combined company.

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

5. FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$111,443	$—	$—	$111,443
Commercial paper (due within 90 days)	—	787,385	—	787,385
U.S. agency securities (due within 90 days)	—	96,991	—	96,991
Investments:
U.S. treasury bills (due within 1 year)	—	63,499	—	63,499
Commercial paper (due within 1 year)	—	437,827	—	437,827
Total financial assets	$111,443	$1,385,702	$—	$1,497,145
Liabilities
Contingent earn-out liability	$—	$—	$62,178	$62,178
Warrant liabilities	9,053	7,128	—	16,181
Total financial liabilities	$9,053	$7,128	$62,178	$78,359

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,345,174	$—	$—	$1,345,174
Commercial paper (due within 90 days)	—	329,345	—	329,345
Total financial assets	$1,345,174	$329,345	$—	$1,674,519
Liabilities
Contingent earn-out liability	$—	$—	$153,041	$153,041
Warrant liabilities	11,813	9,302	—	21,115
Total financial liabilities	$11,813	$9,302	$153,041	$174,156

In determining the fair value of its cash equivalents at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. There were no changes in valuation techniques or transfers between fair value measurement levels for the periods presented.

The fair value of the Public Warrants was based on observable listed prices for such warrants. The fair value of the Private Warrants is equivalent to that of the Public Warrants as they have substantially the same terms; however, they are not actively traded. The change in the fair value of the Warrants during the nine months ended September 30, 2022 was as follows (in thousands):

Fair Value
Fair value as of December 31, 2021	$21,115
Change in fair value of Warrant liabilities	(4,934)
Fair value as of September 30, 2022	$16,181

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

The Earn-Out Shares subject to liability accounting were valued using the following assumptions under the Monte Carlo simulation model:

	September 30,	December 31,
	2022	2021
Market price of public stock	$4.95	$6.82
Expected share price volatility	54.4%	54.0%
Risk-free interest rate	4.17%	0.96%
Estimated dividend yield	0.0%	0.0%

The change in the fair value of the contingent earn-out liabilities during the nine months ended September 30, 2022 was as follows (in thousands):

Fair Value
Fair value as of December 31, 2021	$153,041
Change in fair value of earn-out liability	(90,863)
Fair value as of September 30, 2022	$62,178

6.  SHORT-TERM INVESTMENTS

Short-term investments consist of investments in U.S. Treasury bills and commercial paper of publicly traded companies that are classified as available for sale pursuant to ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its condensed consolidated balance sheets. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income, which is a separate component of stockholders’ equity, until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. The Company estimates the expected credit losses on its securities only when the fair value of an available for sale debt security is below its amortized cost basis, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit related is recognized in other comprehensive (loss) income, net of applicable taxes. The Company adjusts the cost of available for sale securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments by type of security was as follows (in thousands):

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale securities:
U.S. treasury bills (due within 1 year)	$63,913	$—	$(414)	$63,499
Commercial paper (due within 1 year)	439,085	2	(1,260)	437,827
Total available for sale securities	$502,998	$2	$(1,674)	$501,326

There were no realized gains or losses on investments for the three and nine months ended September 30, 2022. There were 19 investments in an unrealized loss position as of September 30, 2022. None of these investments was in an unrealized loss position for greater than 12 months as of September 30, 2022. The unrealized losses on the Company's available for sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of September 30, 2022. The Company did not hold any available for sale securities as of December 31, 2021.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

		September 30,	December 31,
	Estimated Useful Life	2022	2021
Property and equipment:
Leasehold improvements	Lesser of useful life or life of lease	$1,638	$1,492
Furniture and fixtures	5 years	1,215	1,215
Capitalized website development	1-3 years	233	577
Computer equipment	3 years	251	222
Work-in-progress	n.a.	420	—
		3,757	3,506
Less: Accumulated depreciation		(1,963)	(1,521)
Property and equipment, net		$1,794	$1,985

During the three and nine months ended September 30, 2022, the Company recorded approximately $0.2 million and $0.8 million, respectively, in depreciation expense. During the three and nine months ended September 30, 2021, the Company recorded approximately $0.3 million and $0.9 million, respectively, in depreciation expense.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
External research and development	$28,589	$23,282
Accrued compensation	10,507	417
Accrued professional services	4,800	4,075
Accrued consulting	918	811
Other	1,286	319
Total accrued expenses	$46,100	$28,904

9. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 10, 2020, Legacy EQRx entered into a Series A Preferred Stock Purchase Agreement, pursuant to which it could raise up to approximately $218.0 million through the issuance of up to 234,257,469 Series A shares, excluding the issuance of shares of Series A upon conversion of the October 2019 Notes, par value $0.0001 per share, for $0.9306 per share.

During 2020, Legacy EQRx sold a total of 234,257,469 shares of its Series A for gross proceeds of $218.0 million, excluding the shares of Series A issued upon conversion of the October 2019 Notes.

Series B Convertible Preferred Stock

On November 2, 2020 (the “Series B Original Issue Date”), Legacy EQRx entered into a Preferred Stock Purchase Agreement, as amended on November 18, 2020 (the “Series B Purchase Agreement”), pursuant to which it immediately issued 98,654,203 shares of Series B convertible preferred stock (“Series B”) (the “Series B Initial Closing”) at a purchase price of $2.7419 per share (the “Series B Original Issue Price”).

Under the Series B Purchase Agreement, after the Series B Initial Closing, Legacy EQRx could sell, in one or more additional closings, 191,473,066 additional shares of Series B to one or more purchasers who were existing stockholders of Legacy EQRx or who were mutually acceptable to the Company and its board of directors, provided that (a) such subsequent closings were consummated prior to March 31, 2021, (b) each such additional purchaser became a party to the Series B transaction agreements, and (c) Legacy EQRx did not sell and issue more than 191,473,066 shares in aggregate in all closings under the Series B Purchase Agreement (“Series B Additional Closings”). During the year ended December 31, 2020, Legacy EQRx issued a total of 181,261,150 shares of Series B for aggregate proceeds of $497.0 million in the Series B Initial Closing and through Series B Additional Closings.

On January 28, 2021, Legacy EQRx further amended the Series B Purchase Agreement to increase the number of shares of Series B that could be issued under the agreement from 191,473,066 to 207,885,043. In January and February 2021, Legacy EQRx issued an additional 26,133,332 shares of Series B at the Series B Original Issue Price for aggregate proceeds of $71.7 million.

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

Subsequent to the Business Combination, the Public Warrants and Private Warrants met liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the Warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the Warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants were classified as liabilities on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. As of September 30, 2022, no Warrants have been exercised or redeemed.

As of September 30, 2022, the following Warrants were outstanding:

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

Derivative Warrant liabilities are classified as non-current liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Warrants were valued on September 30, 2022 and December 31, 2021 using the listed trading price of $0.82 and $1.07, respectively.

11. STOCKHOLDERS’ EQUITY

The consolidated statement of stockholders’ equity for the nine months ended September 30, 2021 has been retroactively adjusted to reflect the Business Combination and reverse recapitalization (see note 4).

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of its Amended and Restated Certificate of Incorporation, the Company became authorized to issue 2,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of September 30, 2022.

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

As of September 30, 2022, 538,428,182 shares of Common Stock were issued, including 40,674,556 shares sold to Legacy EQRx’s founders, employees and advisors under restricted stock agreements (see note 12) that were exchanged in the Business Combination for Common Stock, and 50,000,000 Earn-Out Shares.

12. STOCK-BASED COMPENSATION

In January 2020, Legacy EQRx’s board of directors and stockholders adopted the 2019 Stock Option and Grant Plan (the “2019 Plan”), which was assumed in the Business Combination. On December 16, 2021, the Company’s board of directors and its stockholders adopted the 2021 Option Grant and Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Business Combination. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of the foregoing to employees, board members, consultants and advisors.

Upon completion of the Business Combination, the Company ceased issuing awards under the 2019 Plan. The total number of shares of Common Stock that may be issued under the 2021 Plan was 59,353,357 at plan adoption (“Share Reserve”). The 2021 Plan provides that the Share Reserve will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation and Talent Development Committee (the “Annual Increase”). Share limits under the 2021 Plan are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The shares of Common Stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under each of the 2021 Plan and the 2019 Plan will be added back to the Share Reserve. As of September 30, 2022, 63,194,733 shares remain available for future grant under the 2021 Plan.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$3,056	$738	$10,529	$1,279
General and administrative	6,376	1,278	21,797	2,537
Total stock-based compensation	$9,432	$2,016	$32,326	$3,816

Stock Options

A summary of stock option activity for employee and nonemployee awards during the nine months ended September 30, 2022 is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
		Exercise	Term	(in
	Options	Price	(years)	thousands)
Outstanding at December 31, 2021	21,624,447	$3.39	9.22	$82,038
Granted	24,253,605
Exercised	(795,567)
Cancelled/forfeited	(3,556,600)
Outstanding at September 30, 2022	41,525,885	$3.44	9.03	$76,863
Vested at September 30, 2022	8,807,731	$2.89	8.62	$21,471
Vested and expected to vest at September 30, 2022	41,525,885	$3.44	9.03	$76,863

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2022	2021
Risk-free interest rate	2.22%	0.91%
Volatility	65%	64%
Dividend yield	0.00%	0.00%
Expected term (years)	6.0	6.0

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $2.12 and $2.45 per share, respectively. The fair value of options that vested during the nine months ended September 30, 2022 and 2021 was $14.8 million and $1.0 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the nine months ended September 30, 2022 and 2021 was $2.6 million and $0.5 million, respectively.

As of September 30, 2022, there was $68.0 million of total unrecognized compensation expense related to unvested stock options that the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Restricted Common Stock

As of September 30, 2022, the Company had issued a total of: (i) 5,603,522 shares of restricted Common Stock to employees and advisors of the Company under the 2019 Plan; (ii) 627,000 shares of restricted Common

Stock to a strategic partner under the 2019 Plan as partial compensation for future services; and (iii) 34,865,902 shares of restricted Common Stock to its founders, employees and advisors outside of the 2019 Plan.

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

A summary of the Company’s restricted Common Stock activity and related information during the nine months ended September 30, 2022 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted Common Stock at December 31, 2021	18,263,118	$0.22
Granted	—
Forfeited	(66,617)
Vested	(6,334,567)	0.14
Unvested restricted Common Stock at September 30, 2022	11,861,934	0.14

As of September 30, 2022, there was $1.7 million of total unrecognized compensation expense related to unvested restricted Common Stock that the Company expects to recognize over a remaining weighted-average period of 2.4 years.

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

The following table summarizes the activity associated with Earn-Out Shares accounted for pursuant to ASC 718 during the nine months ended September 30, 2022:

		Weighted-
		Average
		Grant Date Fair Value
	Number of Shares	Per Share
Outstanding at December 31, 2021	7,653,215	$5.67
Granted	—	—
Forfeited	(240,764)	5.67
Outstanding at September 30, 2022	7,412,451	5.67

During the three and nine months ended September 30, 2022, the Company recognized $3.4 million and $16.2 million, respectively, of stock-based compensation expense associated with the Earn-Out Shares. As of September 30, 2022, unrecognized compensation costs related to the Earn-Out Shares was $9.0 million and is expected to be recognized over a weighted-average period of 1.3 years.

13. LICENSE AGREEMENTS AND DISCOVERY COLLABORATIONS

License Agreements

Aumolertinib — Hansoh

On July 22, 2020, the Company entered into a strategic collaboration and license agreement with Hansoh (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company LTD (collectively “Hansoh”) under which it acquired an exclusive license for the research, development, and commercialization of aumolertinib, a third generation EGFR inhibitor, worldwide, with the exception of the People’s Republic of China, and its territories and possessions, including Hong Kong, Macau and Taiwan (the “Hansoh Territory”). The agreement also provides the Company with a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use, outside of the Hansoh Territory.

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

The Company has the right to terminate the agreement with Hansoh for any or no reason upon at least 180 days' prior written notice to Hansoh. Either party may terminate the agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

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

CStone is also eligible to receive royalties on worldwide (excluding the CStone Territory) net sales of any products containing sugemalimab or nofazinlimab ranging from the low teens to the high teens for sugemalimab and from the mid-single digits to teens for nofazinlimab, subject to potential reduction following the launch of certain generic products. The royalties for sugemalimab and nofazinlimab will expire on a product-by-product and country-by-country basis upon the last to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for sugemalimab and nofazinlimab, respectively, in a country, and (iii) 11 years following the first commercial sale of sugemalimab or nofazinlimab, respectively, in a country.

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

Under the terms of these license agreements, the Company received exclusive licenses to develop the Preclinical/Clinical Assets at its own cost and expense in the Company’s territory. The Company was obligated to make aggregate upfront non-refundable, non-creditable payments of $31.5 million through September 30, 2022. If the Company succeeds in developing and commercializing the Preclinical/Clinical Assets, the Company may be required to pay (i) up to $50.5 million in development milestone payments, (ii) up to $147.0 million in regulatory milestone payments, and (iii) up to $595.0 million in sales milestone payments. Additionally, the Company may be required to pay royalties on net sales in its applicable territory of any products containing the Preclinical/Clinical Assets which range from mid-single digits to low double digits, subject to potential reduction following the launch of certain generic products. The royalties for the Preclinical/Clinical Assets will expire on a product-by-product and country-by-country basis.

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

Pursuant to the Collaboration Agreements, the parties will collaborate to identify a number of targets for which the parties will seek to develop candidates to treat patients. In general, the Partners are responsible for performing the discovery, profiling, preclinical and investigational new drug application (“IND”) enabling studies (the “Research Activities”) for all potential candidates. Once a candidate is identified and selected for further development (“Collaboration Product”), the Company is generally responsible for all activities required to develop and commercialize such Collaboration Product. In general, the Company and the Partners will equally share costs (including research, development, and commercialization) and profits (losses) with respect to each Collaboration Product.

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

The Collaboration Agreements are considered to be within the scope of ASC 808, Collaborative Arrangements, as the agreements represent a joint operating activity, and both the Partners and the Company are active participants and exposed to the risks and rewards. The Company has evaluated the Collaboration Agreements and determined they do not fall within the scope of ASC 606, Revenue from Contracts with Customers, as the Partners do not meet the definition of a customer. Through September 30, 2022, the Company has paid upfront fees totalling $32.5 million under the Collaboration Agreements, of which $10.6 million and $6.6 million are reflected in prepaid and other current assets and other non-current assets, respectively, on the condensed consolidated balance sheet at September 30, 2022.  During the three and nine months ended September 30, 2022, the Company recognized approximately $6.9 million and $18.3 million, respectively, of research and development expense associated with Collaboration Agreements in the condensed consolidated statements of operations and comprehensive loss.  During the three and nine months ended September 30, 2021, research and development expense associated with the Collaboration Agreements was immaterial.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Classification	2022	2021	2022	2021
Operating lease costs	Research and development	$334	$318	$1,005	$916
	General and administrative	308	333	934	1,039
Variable lease costs(1)	Research and development	103	95	302	286
	General and administrative	94	100	279	326
Total lease costs		$839	$846	$2,520	$2,567
(1)	Variable lease costs include the Company’s proportionate share of operating expenses, property taxes, utilities and parking for the building in which the leased space is located.

The Company made cash payments of $1.0 million and $1.0 million under lease agreements during the three months ended September 30, 2022 and 2021, respectively, and $3.0 million and $3.0 million during the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, the Company was not party to any material litigation.

15. INCOME TAXES

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets and liabilities in the United States. For the three and nine months ended September 30, 2022 and 2021, the Company recognized no provision for income taxes in the United States. The foreign provision for income taxes was immaterial for the three and nine months ended September 30, 2022 and 2021.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

16. EMPLOYEE BENEFITS

In July 2020, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all U.S. employees. The 401(k) Plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Services. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $0.6 million and $0.3 million during the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively.

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

The Company applies the two-class method to calculate its basic and diluted net income (loss) per share as the Company has issued shares of restricted Common Stock that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends; but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(85,092)	$(39,890)	$(146,912)	$(101,233)
Weighted average common shares outstanding, basic and diluted	475,565,990	320,644,286	473,101,935	316,837,967
Net loss per share, basic and diluted	$(0.18)	$(0.12)	$(0.31)	$(0.32)

The Company’s potentially dilutive securities include Warrants, Earn-Out Shares, options to purchase Common Stock and unvested restricted Common Stock. These potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 as the effect would be to reduce the net loss per share.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Convertible preferred stock	—	294,354,188	—	294,354,188
Outstanding Warrants	19,733,290	—	19,733,290	—
Outstanding stock options	41,525,885	21,270,202	41,525,885	21,270,202
Earn-Out Shares	50,000,000	—	50,000,000	—
Unvested restricted stock	11,861,934	21,038,873	11,861,934	21,038,873

18. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements as of September 30, 2022, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. Except as disclosed elsewhere within the notes to the condensed consolidated financial statements, the Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

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

Overview

EQRx is a new type of pharmaceutical company committed to developing and delivering innovative medicines for some of the most prevalent disease areas, including cancer and immune-inflammatory conditions. Launched in January 2020, EQRx is leveraging cutting-edge science, technology and strategic partnerships with stakeholders from across the healthcare system toward the goal of increasing access for patients around the world.

Our pipeline currently consists of five clinical-stage programs, as well as several preclinical and drug engineering programs. Our late-stage programs, each in-licensed in 2020, include: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (EGFR) inhibitor; sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (PD-L1) antibody; and lerociclib (EQ132), a cyclin-dependent kinase (CDK) 4/6 inhibitor. We believe aumolertinib and lerociclib are two potential best-in-class medicines that could serve as the basis of future combination treatments.

PROGRAM
EQRX RIGHTS (PARTNER)
PHASE 1
PHASE 2
PHASE 3
FILED
Aumolertinib
EGFR
WW, ex-Greater China
(Hansoh Pharma)
(1)
Sugemalimab
PD-L1
WW, ex-Greater China
(CStone Pharmaceuticals)
(2)
Lerociclib
CDK4/6
WW, ex-the Asia-Pacific region (other than Japan)
(G1 Therapeutics)
Nofazinlimab
PD-1
WW, ex-Greater China
(CStone Pharmaceuticals)
EQ121
JAK1
WW, ex-Greater China
(Lynk Pharmaceuticals)
Additional preclinical and discovery programs targeting prevalent oncology and immune inflammatory indications

(1) An MAA for EGFR-mutated NSCLC is currently under review by the U.K. MHRA; we plan to submit an MAA to the EMA for EGFR-mutated NSCLC in 2023.
(2) We expect an MAA for Stage IV NSCLC to be accepted by the U.K. MHRA by the end of 2022; we plan to submit an MAA to the EMA for Stage IV NSCLC in 2023. We do not expect to pursue regulatory approval for sugemalimab in combination with chemotherapy for Stage IV NSCLC in the United States. Sugemalimab was granted Breakthrough Therapy designation by the U.S. FDA for ENKTL in 2020.

Note: EGFR = epidermal growth factor receptor; NSCLC = non-small cell lung cancer; PD-L1 = programmed death-ligand 1; CDK = cyclin-dependent kinase; PD-1 = anti-programmed death-1; JAK1 = Janus kinase 1 (JAK1); WW = worldwide; MAA = marketing authorization application; MHRA = Medicines and Healthcare products Regulatory Agency; EMA = European Medicines Agency

If approved, our programs will address prevalent diseases like cancer and immuno-inflammatory conditions.  We believe aumolertinib and lerociclib offer the potential to form the basis of future combination therapies for multiple cancer types. However, there is no guarantee our product candidates will be equivalent or superior to other therapies. We do not currently have, and may never have, any products approved for commercial sale and have not generated any revenue to date, and may never generate sufficient revenue to lead to profitability. Our preclinical and early-stage discovery programs may never result in clinical development candidates. Additionally, our pipeline and areas of focus may change as we further the development of our current programs and identify new targets that meet the criteria for inclusion in our portfolio. For example, in November 2022, we announced that we will no longer be pursuing regulatory approval in the United States for sugemalimab plus chemotherapy in Stage IV non-small lung cancer (NSCLC), based on multiple discussions and written communications with the FDA around possible paths to approval in the prior several weeks. We may not be successful in adapting our initial commercial and pricing models, plans and strategies to accommodate the U.S. regulatory environment.

On December 17, 2021 (the Closing Date), we consummated the merger transaction contemplated pursuant to a definitive merger agreement dated August 5, 2021 (the Merger Agreement), by and among Legacy EQRx, CMLS III and Clover III Merger Sub, Inc. (Merger Sub). As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the merger as a wholly-owned subsidiary of CMLS III. As a result of the Business Combination (as defined below), CMLS III was renamed EQRx, Inc. and Legacy EQRx was renamed EQRx International, Inc. (such transactions, the Business Combination). The post combination company received net proceeds of approximately $1.3 billion upon the closing of the Business Combination, and the stockholders of Legacy EQRx are eligible to receive up to an additional 50,000,000 shares of CMLS III Class A common stock pursuant to the Merger Agreement. The newly combined business now operates under the Legacy EQRx management team.

Since inception, Legacy EQRx has, and following the Business Combination, we have focused primarily on organizing and staffing, business planning, raising capital, acquiring product candidates, conducting research and development activities for our programs, securing related intellectual property, and establishing strategic collaborations with payers and health systems. Since inception, Legacy EQRx funded its operations until the closing of the Business Combination primarily through private equity financings. To date, it has raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Series A convertible preferred stock (Series A), and the Business Combination and associated PIPE Financing (as defined below).

Since inception, we have incurred significant operating losses. Our operating losses were $90.4 million and $40.0 million for the three months ended September 30, 2022 and 2021, respectively, and $255.1 million and $101.6 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $505.4 million as of September 30, 2022. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we seek regulatory approvals for our pipeline candidates, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (SEC), director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities and the expansion of our pipeline.

We do not currently have, and may never have, any product candidates approved for sale and have not generated any revenue to date. We will not generate revenue from product sales unless and until we complete clinical development for our product candidates and successfully obtain regulatory approval therefor. In addition, if we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when needed, could have a negative effect on our business, results of operations and financial condition.

Response to Ongoing COVID-19 Pandemic

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, ongoing emergence of additional COVID-19 variants and where outbreaks occur, and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans, and our ability to obtain regulatory approvals, and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. We implemented work-from-home and other policies, and are continuing to adapt to evolving federal, state and local health regulations. Because of the nature of our current operations, COVID-19 has not had a significant impact on our operations or financial results to date.

Business Combination Transaction

Pursuant to the terms of the Merger Agreement, on the Closing Date, each outstanding share of issued and outstanding common stock and preferred stock of Legacy EQRx was converted into the right to receive 0.627 shares (the Exchange Ratio) of the combined company’s common stock, par value $0.0001 per share (Common Stock), resulting in the issuance of a total of 343,060,309 shares of Common Stock. Additionally, on the Closing Date, each option to purchase common stock of Legacy EQRx became an option to purchase shares of Common Stock of the combined company, subject to adjustment in accordance with the Exchange Ratio.

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

Following the Closing Date, former holders of Legacy EQRx common stock, preferred stock and options (collectively, the Earn-Out Service Providers) may receive a pro rata share of up to 35.0 million additional shares of Common Stock if at any time between the 12-month anniversary of the Closing Date and the 36-month anniversary of the Closing Date (the Earn-Out Period), the Common Stock price is greater than or equal to $12.50 for a period of at least 20 out of 30 consecutive trading days, and up to 15.0 million additional shares of common stock if at any time during the Earn-Out Period the Common Stock price is greater than or equal to $16.50 for a period of at least 20 out of 30 consecutive trading days (the Earn-Out Shares).

The Business Combination has been accounted for as a “reverse recapitalization” in accordance with U.S. generally accepted accounting principles (GAAP). Under the reverse recapitalization model, the Business Combination was treated as Legacy EQRx issuing equity for the net assets of CMLS III, with no goodwill or intangible assets recorded. Under this method of accounting, CMLS III is treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the merger, Legacy EQRx stockholders have a majority of the voting power of the combined company, Legacy EQRx operations comprise all of the ongoing operations of the combined company, Legacy EQRx governing body comprises a majority of the governing body of the combined company, and Legacy EQRx senior management comprises all of the senior management of the combined company.

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

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, CROs, and clinical manufacturing organizations, that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly.

We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

We track external research and development costs on a program-by-program basis once we have identified a product candidate. We do not allocate employee costs, facilities costs, including depreciation, or other indirect costs, to specific programs because these costs are, in many cases, deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research activities as well as for managing our preclinical development, clinical development and manufacturing activities.

The following table summarizes our research and development expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Aumolertinib	$3,852	$2,685	$11,580	$5,549
Sugemalimab	10,749	3,282	26,309	6,286
Lerociclib	3,070	3,731	6,916	6,509
Nofazinlimab	375	341	2,687	1,546
EQ121	2,478	1,327	10,819	8,682
Preclinical assets	6,545	758	21,412	7,308
Unallocated other research and development expense	13,642	4,422	32,154	10,596
Unallocated compensation expense	15,560	7,254	45,120	15,417
Total research and development expense	$56,271	$23,800	$156,997	$61,893

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

●	the scope, rate of progress and expenses of our ongoing research activities as well as any preclinical studies, clinical trials and other research and development activities;
●	establishing an appropriate safety profile with investigational new drug (IND) enabling studies;
●	successful enrollment in and completion of clinical trials;
●	whether our product candidates show safety and efficacy in our clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	the progress of our discovery collaborations with strategic partners;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
●	continued acceptable safety profile of products following any regulatory approval.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the FDA, the European Medicines Agency (EMA), the Medicines and Healthcare products Regulatory Agency (MHRA) or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs for our executive and administrative functions. General and administrative expenses also include professional services, including legal, accounting and audit services and other consulting fees, costs associated with the partnership contracts we have in place with certain payers and health systems, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. In addition, if and when we obtain regulatory approval for our product candidates, we expect to incur additional expenses related to the building of our team to support product sales and distribution activities.

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

Interest Income (Expense), Net

Interest income (expense), net primarily consists of income earned on our cash, cash equivalents and short-term investments.

Other Income (Expense), Net

Other income (expense) consists of miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three months ended
	September 30,
	2022	2021	Change
Operating expenses:
Research and development	$56,271	$23,800	$32,471
General and administrative	34,095	16,176	17,919
Total operating expenses	90,366	39,976	50,390
Loss from operations	(90,366)	(39,976)	(50,390)
Other (expense) income:
Change in fair value of contingent earn-out liability	(2,706)	—	(2,706)
Change in fair value of warrant liabilities	(197)	—	(197)
Interest income, net	8,209	47	8,162
Other (expense) income, net	(32)	39	(71)
Total other income, net	5,274	86	5,188
Net loss	$(85,092)	$(39,890)	$(45,202)

Research and Development Expenses

Research and development expenses were $56.3 million for the three months ended September 30, 2022, compared to $23.8 million for the three months ended September 30, 2021. The increase of $32.5 million was primarily driven by a $17.7 million increase in discovery, preclinical and clinical development costs, a $8.3 million increase in employee related expenses driven by significant growth in our research and development headcount to support the development of our pipeline, a $4.2 million increase in consulting and professional fees, and a $2.3 million increase in information technology, facilities and other allocated expenses that support our overall research and development activities.

General and Administrative Expenses

General and administrative expenses were $34.1 million for the three months ended September 30, 2022, compared to $16.2 million for the three months ended September 30, 2021. The increase of $17.9 million was primarily driven by a $11.5 million increase in employee related expenses driven by an increase in headcount to support the overall growth of the organization, a $5.6 million increase in consulting and professional fees, and a $1.5 million increase in information technology, facilities, overhead allocations and other expenses, partially offset by a decrease of $0.7 million in costs associated with the partnership contracts we have in place with certain payers and health systems.

Other Income, Net

Total other income, net was $5.3 million for the three months ended September 30, 2022, compared to other income of $0.1 million for the three months ended September 30, 2021. The increase of $5.2 million was primarily due to an increase of $8.2 million in interest income from our cash, cash equivalents and short-term investments, partially offset by $2.9 million of net non-cash expense related to the remeasurement of the contingent earn-out liability and warrant liabilities as of September 30, 2022, and a $0.1 million net change in other (expense) income.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended
	September 30,
	2022	2021	Change
Operating expenses:
Research and development	$156,997	$61,893	$95,104
General and administrative	98,150	39,681	58,469
Total operating expenses	255,147	101,574	153,573
Loss from operations	(255,147)	(101,574)	(153,573)
Other income (expense):
Change in fair value of contingent earn-out liability	90,863	—	90,863
Change in fair value of warrant liabilities	4,934	—	4,934
Interest income, net	12,482	210	12,272
Other (expense) income, net	(44)	131	(175)
Total other income, net	108,235	341	107,894
Net loss	$(146,912)	$(101,233)	$(45,679)

Research and Development Expenses

Research and development expenses were $157.0 million for the nine months ended September 30, 2022, compared to $61.9 million for the nine months ended September 30, 2021. The increase of $95.1 million was primarily driven by a $50.3 million increase in discovery, preclinical and clinical development costs, a $29.7 million increase in employee related expenses driven by significant growth in our research and development headcount to support the development of our pipeline, a $9.2 million increase in information technology, facilities and other allocated expenses that support our overall research and development activities, and a $8.4 million increase in consulting and professional fees, partially offset by a $2.5 million decrease in license and milestone fees.

General and Administrative Expenses

General and administrative expenses were $98.2 million for the nine months ended September 30, 2022, compared to $39.7 million for the nine months ended September 30, 2021. The increase of $58.5 million was primarily driven by a $40.6 million increase in employee related expenses driven by an increase in headcount to support the overall growth of the organization, a $14.2 million increase in consulting and professional fees, and a $4.3 million increase in information technology, facilities, overhead allocations and other expenses, partially offset by a decrease of $0.6 million in costs associated with the partnership contracts we have in place with certain payers and health systems.

Other Income, Net

Total other income, net was $108.2 million for the nine months ended September 30, 2022, compared to $0.3 million for the nine months ended September 30, 2021. The increase of $107.9 million was primarily due to $90.9 million and $4.9 million of non-cash income related to the remeasurement of the contingent earn-out liability and warrant liabilities, respectively, as of September 30, 2022, and a $12.3 million increase in interest income from our cash, cash equivalents and short-term investments, partially offset by a $0.2 million net change in other (expense) income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any products until 2023 at the earliest, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and common stock. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Legacy EQRx Series A convertible preferred stock, the Business Combination and the concurrent PIPE Financing. As of September 30, 2022, we had cash, cash equivalents, short-term investments and restricted cash of $1.5 billion.

Funding Requirements

We believe that, prior to the consideration of revenue and associated costs from the potential future sales of any of our investigational products that may receive regulatory approval, our existing cash, cash equivalents and short-term investments on hand as of September 30, 2022 of $1.5 billion will enable us to fund our operating expenses and capital expenditure requirements into 2028, based on certain assumptions regarding our development programs and business development plans. We have based this estimate on assumptions that may prove to be wrong and may change, and we could expend our capital resources sooner than we expect or slow our spend such that it will last beyond 2028.

We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approvals, advance our product candidates, pursue commercialization of any approved product candidates and advance other candidates in our pipeline through preclinical and clinical development. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development and commercialization activities. In addition, we expect to incur additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	the outcome, timing and costs of meeting regulatory requirements established by the FDA, the EMA, the MHRA and other regulatory authorities;

●	the progress of our efforts to acquire, in-licence or sub-license rights to, or otherwise discover (alone or in partnership) additional product candidates;
●	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration and license agreements;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs and timing of completion of commercial-scale manufacturing activities;
●	efforts to develop and maintain our Global Buyers Club through which payers and health systems can access our future product candidates;
●	the scope, progress, results and costs of our research programs and development of any additional product candidates that we may pursue;
●	our headcount growth and associated costs as we expand our research and development and establish our commercial infrastructure;
●	the costs of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the costs of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the revenue, if any, received from commercial sales of aumolertinib, sugemalimab and lerociclib (subject to receipt of marketing approvals therefor) and any future product candidates for which we receive marketing approval; and
●	the costs of operating as a public company.

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(181,472)	$(102,796)
Net cash used in investing activities	(498,860)	(344)
Net cash (used in) provided by financing activities	(188)	69,928
Net (decrease) increase in cash, cash equivalents and restricted cash	$(680,520)	$(33,212)

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

Cash used in operating activities for the nine months ended September 30, 2022 was $181.5 million, which was primarily attributable to operating expenses of $255.1 million, partially offset by $32.9 million cash provided by changes in our operating assets and liabilities, $32.3 million of stock-based compensation expense, and $0.8 million of depreciation expense. The net cash provided by changes in our operating assets and liabilities of $32.9 million was primarily due to a $18.4 million increase in accrued expenses, $6.2 million increase in accounts payable, and a $8.3 million decrease in prepaid expense and other assets.

Cash used in operating activities for the nine months ended September 30, 2021 was $102.8 million, which was primarily attributable to operating expenses of $101.6 million and net cash used as a result of changes in our operating assets and liabilities of $6.9 million, partially offset by $3.8 million of stock-based compensation expense, and $0.9 million of depreciation expense. The net cash used of $6.9 million as a result of changes in our operating assets and liabilities was primarily due to a $17.5 million increase in prepaid expenses, partially offset by a $1.9 million increase in accounts payable and a $8.8 million increase in accrued expenses.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 of $498.9 million consisted primarily of $693.6 million of purchases of short-term available for sale securities and $0.2 million of purchases of property and equipment, partially offset by proceeds of $194.9 million from maturities of investments.

Cash used in investing activities for the nine months ended September 30, 2021 was $0.3 million, and consisted of purchases of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 of $0.2 million consisted primarily of $1.4 million of offering costs paid in connection with the Business Combination and PIPE Financing, partially offset by $1.2 million of proceeds from the issuance of common stock upon the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2021 was $69.9 million, and consisted of $71.3 million of net proceeds from the sale and issuance of shares of Series B convertible preferred stock, $0.4 million from the issuance of shares of restricted common stock to our employees and advisors, partially offset by $1.7 million of deferred transaction costs related to the Business Combination and PIPE Financing.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes to the financial statements in the 2021 Annual Report. There have been no material changes to these critical accounting policies and estimates through September 30, 2022 from those discussed in the 2021 Annual Report.

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

We will remain an EGC until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of the CMLS III initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period, and (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the Exchange Act).  In light of our public float at June 30, 2022, we expect that we will no longer be an EGC on December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents, short-term investments and restricted cash of $1.5 billion and $1.7 billion as of September 30, 2022 and December 31, 2021, respectively, which consisted of cash, U.S. government money market funds, commercial paper and U.S. treasury bills. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

In connection with the Business Combination, on September 30, 2021, a putative stockholder of CMLS III, Anthony Franchi, filed a lawsuit in the Delaware Court of Chancery naming CMLS III and certain of its directors in the Delaware Court of Chancery, captioned Franchi v. CM Life Sciences III Inc., CA No. 2021- 0842 (the Action). The complaint alleged that the holders of CMLS III Class A common stock had been denied a right to vote as a separate class on a proposed amendment to CMLS III’s charter to increase the authorized shares of Class A common stock (the Charter Amendment Proposal). The complaint asserted claims for violation of Section 242(b)(2) of the Delaware General Corporations Law and for breach of fiduciary duty against certain of the director defendants. The complaint sought preliminary and final injunctive relief enjoining the vote on the Charter Amendment Proposal, damages, and the costs and expenses of the litigation, including a reasonable allowance of fees and costs for plaintiff’s attorneys, along with other relief. On October 18, 2021, the plaintiff filed a motion for preliminary injunction seeking to enjoin the CMLS III stockholder vote on the Charter Amendment Proposal. On October 29, 2021, the Merger Agreement was amended to add a provision requiring the affirmative vote of the holders of a majority of the shares of CMLS III Class A common stock then outstanding and entitled to vote thereon, voting separately as a single series, for the Charter Amendment Proposal. On October 4, 2022, the Court granted plaintiff’s notice and proposed order voluntarily dismissing the Action as moot and retaining jurisdiction to determine plaintiff’s attorney’s application for an award of attorneys’ fees and reimbursement of expenses. On October 20, 2022, plaintiff’s attorney filed an opening brief in support of application for fees and expenses.  The parties are in discussions regarding a proposed briefing schedule to govern the schedule moving-forward.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 20, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed December 20, 2021).
10.1††	First Amendment to Exclusive License Agreement by and between EQRx, Inc. and CStone Pharmaceuticals, dated August 15, 2022.
10.2††	First Amendment to Exclusive License Agreement by and between EQRx, Inc. and Lynk Pharmaceutical (Hangzhou) Co., Ltd dated September 9, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________

††

Portions of this exhibit (indicated by brackets and asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

*

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

Date:November 10, 2022
	By:	/s/ Jami Rubin
Jami Rubin
Chief Financial Officer
(Principal Financial and Accounting Officer)