Form 10-K
period 2022-12-31
EQRx, Inc.
filed 2023-02-23
CIK 1843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Market, the aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.6 billion. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's common stock as of February 17, 2023 was 488,602,677.

Documents Incorporated by Reference

None

i

Item 16. Form 10-K Summary	177

Signatures	178

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “EQRx,” “the Company,” “we,” “us,” “our” and similar references refer to EQRx, Inc. together with its consolidated subsidiaries.

The EQRx logo and other trademarks or service marks of EQRx appearing in this Annual Report on Form 10-K are the property of EQRx. This Annual Report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. All statements other than statements of present or historical fact included in this Annual Report on Form 10-K, including express or implied statements regarding our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to adapt our initial commercial and pricing models, plans and strategies to the U.S. regulatory environment, and its impact on our ability to develop, maintain and leverage our commercialization strategy;
●	additional clinical trials for our pipeline candidates and the effect on our pricing and commercialization strategy;
●	our mission, commercial model and pricing strategy;
●	the success, costs and timing of our product development activities;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations on any approved product;
●	our ability to locate and acquire complementary products or product candidates and integrate those into our business;
●	our ability to maintain our existing or enter into additional license agreements;
●	our ability to maintain our existing or enter into additional drug engineering collaborations;
●	our ability to maintain our existing or enter into additional manufacturing agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of innovative drug candidates, many of which have greater financial and marketing resources than we do;
●	the size and growth potential of the markets for our products, and our ability to serve those markets, either alone or in partnership with others;
●	changes in applicable laws or regulations;
●	our ability to raise capital in the future;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	our ability to compete effectively in a competitive industry;
●	our ability to protect and enhance our corporate reputation and brand;
●	expectations concerning our relationships and actions with third parties;
●	potential liquidity and trading of our securities;
●	our ability to attract and retain qualified directors, officers, employees and other key personnel;
●	our ability to realize the anticipated benefits from the Business Combination (as defined below), which may be affected by, among other things, the costs of the Business Combination, competition and our ability to grow and manage growth profitably and retain our key employees; and
●	the impact of the ongoing COVID-19 pandemic, along with any other health pandemics or global events, such as the Russian invasion of Ukraine.

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

●	We do not have any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable.
●	We may not be successful in adapting our initial commercial and pricing models, plans and strategies to accommodate the U.S. regulatory environment.
●	Our initial commercial and pricing models are untested and, even with the planned adaptation of our models, plans and strategies and initial regulatory filings ex-United States, we may never be successful or generate sufficient revenue to lead to profitability.
●	We recently determined not to seek regulatory approval in the United States for sugemalimab in Stage IV non-small cell lung cancer (NSCLC) or in extranodal NK/T-cell lymphoma (ENKTL), and we may make similar decisions for other indications, other markets, and/or our other pipeline candidates, which will impact the revenues we may generate from our pipeline candidates when and if approved.
●	In jurisdictions in which regulators do not solely accept data from our license partners from other countries but instead require additional data generated from additional preclinical studies and clinical trials as a basis for regulatory approvals (such as the U.S. Food and Drug Administration (FDA)), we will incur additional costs and experience delays in completing, or ultimately be unable to complete, the development of such product candidate; we may also choose not to pursue development for certain indications in that market given the potential increased costs or delays, or impact on our ability to complete the development of such product candidate (such as our decisions not to seek FDA approval of sugemalimab in Stage IV NSCLC and ENKTL)).
●	Drug development is a lengthy, expensive and uncertain process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of a product candidate. Even if we achieve positive clinical trial results, there is no guarantee that our product candidates will be approved. Our competitors may also obtain FDA or other regulatory approval for their products sooner than we may obtain approval for ours and for multiple indications in parallel, which could require us to undertake additional trials and also result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. If we experience delays in obtaining data from our license partners, their other licensees or other collaborators, or other relevant third parties, or we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have never successfully completed the regulatory approval process for any of our product candidates, and we may be unable to do so for any product candidates. Even if we are successful in obtaining regulatory approval in one indication or jurisdiction for a product candidate, it does not guarantee that we will be able to obtain pricing approval in such jurisdiction, that our products will be broadly adopted in such jurisdiction, or that we will be able to obtain regulatory approval in any other indication or jurisdiction. Further, even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	We may adopt market-based pricing for other product candidates beyond aumolertinib and lerociclib in the United States, and may need to abandon our initial mission to develop and deliver innovative medicines to patients at lower prices.
●	We may be unsuccessful in achieving broad market awareness and acceptance or changing prescribing or purchasing habits of healthcare system participants or keeping up to date with recent developments in the medical field regarding treatment options.
●	We may be unable to continue to attract, acquire and retain third-party collaborators, particularly as we adapt our initial commercial and pricing models, plans and strategies, or we may fail to do so in an effective manner. Our collaborations with third parties are also subject to certain risks.
●	Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially.
●	Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	If we (or our collaboration and license partners, as applicable) are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Our failure to manage growth effectively could cause our business to suffer and have an adverse effect on our ability to execute our business strategy, as well as on our operating results and financial condition.

v

PART I

ITEM 1. BUSINESS

Our company

We are a new type of pharmaceutical company committed to developing and expanding access to innovative medicines for some of the most prevalent disease areas, including cancer and immune-inflammatory conditions. Launched in January 2020, we are leveraging cutting-edge science, technology and strategic partnerships with stakeholders from across the healthcare system toward the goal of increasing access for patients around the world.

The EQRx business opportunity

Thanks to the powerful tools and technologies of the 21st century, including genome sequencing, proteomics, and genomics, to name a few, society has made tremendous progress in elucidating the drivers of many diseases at the molecular mechanism level. It is now possible to engineer novel molecules around well-known targets, as evidenced by the increase in innovative but overlapping drug candidates with their own intellectual property. With the proliferation of cutting-edge artificial intelligence (AI), machine-learning and technology-enabled experimental drug discovery engineering platforms, this trend is expected to further accelerate, leading to more rapid engineering of molecules against disease targets, reducing expensive failure rates and lowering costs of early development.

For example, in oncology these tools and technologies have improved the ability to identify specific genetic mutations that “drive” cancer cells. These insights have generated more interest in and a higher utilization of combination therapies to address the varied and evolving drivers of the disease. To enable this paradigm shift, the component therapies within combination regimens will likely need to have low toxicity and drug-drug interaction profiles, so patients can tolerate treatment and have the opportunity to benefit from the potential to improve clinical outcomes.

This creates opportunity for EQRx. By coupling known mechanisms of action with the latest drug engineering technologies, we believe we can develop and deliver differentiated, patent-protected, fast follower programs that are potent towards known mechanisms of action and have the safety and combinability profile to be used alongside other agents. An important criterion for inclusion in our portfolio is an understanding of the mechanism of action and the underlying biology of the disease, which we believe may result in a higher probability of technical success versus the historical industry success rate.

Today, we have more than 10 programs in our pipeline, including clinical, preclinical and drug engineering targets for the treatment of oncology and immune-inflammatory conditions. We will continue to evaluate our pipeline and opportunities to add to it by in-licensing additional programs, leveraging our drug engineering collaborations and exploring combination partnerships. There is no guarantee that we will identify suitable assets to grow our pipeline, and, even if we do, we may not be able to acquire rights to these assets or develop them successfully to achieve our targets. Further, our preclinical and early-stage discovery programs may not ever result in clinical development candidates.

Our team

Our Leadership

We have brought together industry experts across a range of disciplines, who know how the system works and have the experience, knowledge, and collaborative spirit needed to work together in furtherance of our mission.

We have drug hunters that know how to identify and create molecules, with expertise across platforms, modalities, and therapeutic categories, including cutting-edge digital technologies. We have drug developers and regulatory experts with experience devising efficient clinical development paths and generating clinical evidence required for adoption. We also have experienced payer and health system leaders and population health experts with experience working with or for key stakeholders across the biopharmaceutical value chain.

Our founders include Alexis Borisy and Melanie Nallicheri. Mr. Borisy, our founding Chief Executive Officer and current Executive Chairman of our board of directors (the Board), carries a distinguished track record as a company builder. He has over 25 years of experience as a visionary founder of innovative and ground-breaking life science companies. Of the 15 companies of which he has been a founder, chairman, founding chief executive officer, and/or founding investor, nine have been publicly listed and two were acquired for $2 billion and $5 billion respectively. Additionally, while at Third Rock Ventures where Mr. Borisy was a General Partner for a decade, he and his partners invested in dozens of innovative life science companies.

Melanie Nallicheri, co-founder, President and Chief Executive Officer, is an accomplished leader and executive with decades of experience across the biopharma and payer value chain. She was previously Chief Business Officer and Head of Biopharma at Foundation Medicine, Inc. and SVP of Corporate Strategy and Business Development at McKesson and has more than two decades of experience at Booz & Company advising leading biopharma companies and payers, integrated delivery networks, and pharmacy benefit managers (PBMs). Her experience and relationships span many aspects of the biotech, diagnostics, distribution and payer value chain, including the associated economics of drugs.

Other co-founders include Sandra Horning, M.D. and Peter Bach, M.D. Dr. Horning serves on the Board and our Mission Advisory Board and has served as chief medical officer and global head of product development at Roche and Genentech where she helped bring 15 new medicines to patients across disease areas spanning cancer, multiple sclerosis, influenza, and blindness. Dr. Bach, former Director of Health Policy & Outcomes for Memorial Sloan Kettering, has often been an outspoken advocate for policy reform and has provided input and perspective on numerous pricing and reimbursement policy proposals.

Our Mission Advisory Board

As a further testament to our company, we have also established a Mission Advisory Board, which includes the individuals below. Each brings world-leading expertise across key aspects of our business, lends credence to our efforts to build a world-class and new type of pharma company, and provides strategic input to help advance our mission. These experienced, distinguished leaders have driven some of the greatest successes in pharmaceutical research and development, the strongest commitments to science and clinical advancement and patient advocacy, as well as the deepest connectivity with leading academic institutions, payers, and regulators.

Our people and culture

As of December 31, 2022, we employed 362 people who are committed to advancing our mission and contributing to our strong culture. We celebrate “Be you at EQ,” which encourages bold and creative thinking, transparency, trust, and collaboration in everything we do. Further, we have won over 50 industry awards to date, including awards for Best Company Culture and Best Company Leadership team, and we have been recognized for our commitment to diversity with our majority female workforce. We are tremendously proud of the recognition we have received for our people and culture.

In February 2023, we announced a reduction in force as part of our continued drive to further increase operational efficiency and streamline expenses. Although this action may negatively impact our culture in the near term, we believe that it strengthens our ability to continue to build our company.

Our Board

Our Board includes industry leaders and veterans, company builders and investors across life sciences, technology/data, and healthcare. Our Board members have been invested in our mission since our inception, and we are grateful for their ongoing guidance and support.

Our pipeline

Our pipeline is comprised of more than 10 programs, including both small molecules and biologics, with five clinical-stage programs, and several disclosed and undisclosed preclinical and drug engineering programs. Our initial focus is the treatment of oncology conditions, such as lung cancer and breast cancer, as well as the treatment of immune-inflammatory conditions, such as atopic dermatitis.

Select late-stage clinical programs include:

●	Aumolertinib (EQ143) is a third-generation epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor (TKI), in-licensed from Hansoh (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company LTD (collectively, Hansoh) in 2020. Aumolertinib has demonstrated clinical activity in late-stage clinical trials in initial treatment of patients with EGFR mutant non-small cell lung cancer (NSCLC), including positive Phase 3 results, and in treatment of patients with EGFR-mutated NSCLC who have developed resistance after treatment with a first-generation EGFR inhibitor. As of December 31, 2022, clinical trials of aumolertinib sponsored by Hansoh have treated over 1,200 patients in China. Aumolertinib obtained marketing approval in China in 2020 for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC, who have progressed on or after prior EGFR TKI therapy, and in 2021 for the first-line (1L) treatment of patients with locally advanced or metastatic NSCLC whose tumors have EGFR sensitizing mutations (exon 19 deletions or exon 21 L858R mutations). In addition, aumolertinib is currently being investigated in multiple Phase 3 clinical trials in China. In August 2022, we initiated a U.S.-led, randomized, three-arm, open-label, Phase 3b clinical trial (TREBLE) to evaluate the safety and efficacy of aumolertinib with chemotherapy, versus osimertinib, versus aumolertinib for the 1L treatment of EGFR-mutated advanced NSCLC.
●	Lerociclib (EQ132) is a novel, oral, potent, and selective small molecule cyclin-dependent kinase (CDK) 4/6 inhibitor, which has been studied in a Phase 1 clinical trial in patients with metastatic breast cancer and shown to be highly active in combination with estrogen receptor antagonists with an encouraging tolerability profile. As of December 31, 2022, clinical trials of lerociclib, including those sponsored by us, have treated over 300 patients globally. An open-label Phase 2 trial evaluating lerociclib in combination with standard endocrine therapy for the 1L or 2L treatment of HR+/HER2- advanced breast cancer is ongoing in the United States, Europe and Mexico and sponsored by us. Additionally, we plan to initiate a double-blinded Phase 3 trial to evaluate lerociclib with letrozole versus letrozole for the treatment of metastatic or recurrent, Grade 1 or Grade 2 endometrial cancer in the first half of 2023.
●	Sugemalimab (EQ165, also known as CS1001) is an anti-programmed cell death-ligand 1 (PD-L1) monoclonal antibody, in-licensed from CStone Pharmaceuticals (CStone) in 2020. Sugemalimab has demonstrated clinical activity and positive Phase 3 results in broadly defined Stage III and Stage IV NSCLC patient populations and most recently in patients with metastatic gastric cancer (GC) and esophageal squamous cell carcinoma (ESCC). As of December 31, 2022, clinical trials sponsored by CStone have treated over 1,700 patients with sugemalimab either as monotherapy or in combination with other therapies, and sugemalimab has obtained marketing approval in China for the 1L treatment of patients with Stage IV NSCLC and as consolidation therapy for patients with unresectable Stage III NSCLC. In addition, sugemalimab is currently being investigated in a variety of solid tumors and lymphomas.

We are in ongoing discussions with regulatory authorities in several geographies. Our marketing authorization applications for aumolertinib for the 1L treatment of adult patients with locally advanced or metastatic NSCLC with activating EGFR mutations and those with locally advanced or metastatic EGFR T790M mutation-positive NSCLC were accepted for review by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) for a Great Britain license in June 2022 and by the European Medicines Agency (EMA) for a European Union-wide license in December 2022. Our marketing authorization applications for sugemalimab in combination with chemotherapy for the 1L treatment of adult patients with metastatic NSCLC were accepted for review by the MHRA for a Great Britain license in December 2022 and by the EMA for a European Union-wide license in February 2023. Based on discussions with the FDA, in November 2022 and February 2023, we determined not to seek regulatory approval for sugemalimab for the treatment of Stage IV NSCLC or ENKTL, respectively, in the United States.

Other programs in our pipeline include clinical, preclinical and discovery stage assets in both oncology and immune-inflammatory conditions:

●	Nofazinlimab (EQ176, also known as CS1003) is an anti-programmed death-1 (PD-1) antibody and is being evaluated in an ongoing global Phase 3 trial for the treatment of patients with primary liver cancer Additionally, nofazinlimab has received orphan drug designation (ODD) from the FDA for the treatment of patients with hepatocellular carcinoma (HCC).
●	EQ121 is a novel, highly selective Janus kinase-1 (JAK-1) inhibitor that has currently completed Phase 1 where an extended-release formulation, suitable for once-daily dosing, was identified for future trials. Additionally, EQ121 is being evaluated in multiple Phase 1b and 2 trials in China for the treatment of ankylosing spondylitis, atopic dermatitis, and rheumatoid arthritis.
●	Additional disclosed and undisclosed preclinical and drug engineering programs targeting large oncology and immune-inflammatory indications.

Our current clinical-stage assets were each in-licensed from biopharma companies around the world, Additionally, we have entered into multiple drug engineering collaborations with leading technology-enabled experimental platforms, machine-learning computational platforms and physics-based computational platforms, to efficiently engineer molecules against well-specified targets for important chronic and life-threatening conditions. We have existing collaborations with Aurigene, Exscientia and Relay Therapeutics, for the engineering of small molecule therapeutics; AbCellera for the engineering of antibody-based therapeutics; Absci for the engineering of protein-based therapeutics; and Evotec for the engineering of multi-modality therapeutics.

Our commercialization strategy

We are tailoring our commercialization approach for different markets to deliver our programs, if approved, to patients in those markets. For each region and program, we will evaluate and determine our optimal mix of direct efforts and strategic partnerships, as well as our pricing strategy. These decisions will be made based on the strength of our data for the applicable program, the competitive dynamics of the specific therapeutic class, the region-specific market characteristics and our internal capabilities.

Within the United States, we have announced that we will adopt a market-based pricing strategy for aumolertinib and lerociclib, if approved.  We intend to work closely with stakeholders across the value chain, including multiple categories of payers and health systems, including integrated delivery networks, regional and national payers and PBMs, in order to create access to our programs, if approved. Currently, we are working with our existing partners to leverage their data, capabilities and services to support our clinical development activities, and we are exploring opportunities to further expand collaboration in the future.

In Europe, we continue to work through the regulatory and health technology assessment (HTA) processes and explore ways to commercialize efficiently and effectively. As an example, we have signed a memorandum of understanding (MOU) for a population health partnership with the National Health Service in England, with the intention to enter into a long-term, strategic partnership to secure patient access to our pipeline of innovative oncology medicines, contingent on regulatory approval by the MHRA and a positive health technology assessment recommendation by the National Institute for Health and Care Excellence (NICE). In addition, two of our oncology programs, aumolertinib and sugemalimab, have been granted Innovation Passport designation through the Innovative Licensing and Access Pathway (ILAP) from the ILAP partner organizations including the MHRA, NICE, Scottish Medicines Consortium (SMC) and The All Wales Therapeutics and Toxicology Centre (AWTTC), which provides the potential for an accelerated marketing authorization application assessment as well as rolling review and a continuous benefit-risk assessment.

Outside of the United States and Europe, we are exploring ways to bring access to our medicines, if approved, either directly or through partnerships. As an example, we have a distribution agreement with Abdul Latif Jameel

Health, part of the internationally diversified family business Abdul Latif Jameel. Through this agreement, Abdul Latif Jameel Health is our regulatory and commercial partner, subject to approval, for aumolertinib and sugemalimab in selected markets throughout the Middle East region, as well as in Turkey and all of Africa.

Additional information on our pipeline programs

Our late-stage clinical programs

Aumolertinib (EQ143) for treatment of 1L and adjuvant EGFR-mutated NSCLC

We are developing aumolertinib, a novel, irreversible, third generation EGFR TKI for the treatment of EGFR-mutated NSCLC. In July 2020, we in-licensed the exclusive development and commercialization rights to aumolertinib globally, excluding Greater China, from Hansoh. Hansoh retains rights to aumolertinib in Greater China, where it is approved by the National Medical Products Association (NMPA) of China for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC, who have progressed on or after prior EGFR TKI therapy, and for the 1L treatment of patients with locally advanced or metastatic NSCLC whose tumors have EGFR sensitive mutations (exon 19 deletions or exon 21 L858R mutations). Based on the clinical data generated to date with aumolertinib, recent pivotal trial results, and commercial approval in China, we believe that aumolertinib has the potential to expand treatment options for patients with EGFR mutated NSCLC.

As of December 31, 2022, aumolertinib clinical trials, sponsored by Hansoh and conducted in China, have treated over 1,200 patients including:

●	The pivotal, Phase 3 randomized trial (AENEAS) in the initial treatment of Chinese patients with locally advanced (Stage IIIB) or metastatic (Stage IV) NSCLC harboring sensitizing EGFR mutations (n=429). The trial compared aumolertinib 110 mg once daily (n=214) to gefitinib 250 mg once daily (n=215). The trial met its primary endpoint of improvement in progression-free survival (PFS). These data supported the approval by the NMPA of China for the 1L treatment of patients with locally advanced or metastatic NSCLC whose tumors have EGFR sensitive mutations (exon 19 deletions or exon 21 L858R mutations).
●	The pivotal, Phase 2 open-label, single-arm trial (APOLLO) in Chinese patients with metastatic EGFR-mutated NSCLC who had developed resistance to a first-generation EGFR inhibitor (EGFR T790M mutation-positive NSCLC) (n=244). The trial met its primary endpoint of overall response rate (ORR), and aumolertinib was well-tolerated. These data supported the approval by the NMPA of China for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after prior EGFR TKI therapy.
●	Phase 1 trials consisting of two components: a Phase 1a dose escalation phase (n=26) and a Phase 1b dose-expansion phase (n=94), with patients in China and the United States. The results demonstrated predictable pharmacokinetics (PK) and established the basis for the clinical activity and tolerability profile subsequently confirmed in pivotal trials.

In February 2021, Hansoh disclosed topline results of its Phase 3 AENEAS trial which demonstrated that aumolertinib met its primary endpoint of improvement of PFS in 1L treatment of patients with locally advanced (Stage IIIB) or metastatic (Stage IV) EGFR-mutated NSCLC. Key secondary endpoints included overall survival (OS), ORR, duration of response (DoR), disease control rate (DCR) and depth in response (DepOR). Results from the trial, presented at the American Society of Clinical Oncology (ASCO) 2021 Annual Meeting and subsequently published in the Journal of Clinical Oncology in May 2022, demonstrated that aumolertinib has the potential to provide significant benefits as initial treatment for patients with locally advanced or metastatic EGFR-mutated NSCLC. Highlights from the trial include:

●	The median PFS, as evaluated by investigators, was estimated at 19.3 months for aumolertinib versus 9.9 months for gefitinib with a hazard ratio of 0.46 (Log-rank p-value < 0.0001). The effect of aumolertinib on OS will be available at a future timepoint when these data are mature.
●	At a one-year landmark, 69% of patients treated with aumolertinib were free of disease progression or death compared to 46% of patients treated with gefitinib.
●	Improvement in PFS in patients who received aumolertinib over gefitinib was observed across relevant subgroups of patients, including those with brain metastases.
●	Aumolertinib was generally well-tolerated, and adverse events (AEs) resulting in patients temporarily stopping or discontinuing treatment were less common with aumolertinib than with gefitinib.
●	Drug-related AEs were reported in 197 (92%) and 206 (96%) patients treated with aumolertinib or gefitinib, respectively.
●	Drug-related serious AEs (SAEs) were reported in 9 (4%) and 24 (11%) patients treated with aumolertinib or gefitinib, respectively. Drug-related SAEs observed in ≥2 patients in either group were less commonly observed with aumolertinib versus gefitinib treatment: hepatic function abnormal (2 patients or 0.9% versus 9 patients or 4.2%), alanine aminotransferase increased (0 patients versus 4 patients or 1.9%), aspartate aminotransferase increased (0 patient versus 4 patients or 1.9%) and drug-induced liver injury (0 patient versus 2 patients or 0.9%).
●	The table below describes the commonly reported AEs (≥20% of patients, all causality). In terms of AEs related to the inhibition of wild-type EGFR, both rash (50 patients or 23% versus 89 patients or 41%) and diarrhea (35 patients or 16% versus 77 patients or 36%) were less commonly observed with aumolertinib versus gefitinib. Conversely, elevations in creatine phosphokinase were more common with aumolertinib (76 patients or 35% versus 20 patients or 9.3%) but did not lead to rhabdomyolysis in any patients.

An additional analysis from the Phase 3 AENEAS trial in EGFR-mutated NSCLC was presented at the ASCO 2022 Annual Meeting demonstrating that aumolertinib reduced the risk of central nervous system (CNS) progression as a 1L treatment in patients with locally advanced or metastatic EGFR-mutated NSCLC who had baseline CNS metastases by 68% as compared to gefitinib (29.0 vs. 8.3 months; HR=0.319; 95% CI, 0.176-

0.580; P<0.0001). In patients who had baseline CNS target lesions, the median PFS was 29.0 months for aumolertinib vs. 8.3 months for gefitinib (HR=0.268; 95% CI, 0.119-0.605; P=0.0007). The safety profile for aumolertinib in this patient population was consistent with that reported previously for aumolertinib in the overall patient population.

In August 2021, we initiated an open-label clinical trial to evaluate the comparative PK of aumolertinib following oral single dose administration in adult healthy volunteers of different racial and ethnic populations, for the purpose of establishing whether aumolertinib PK are sensitive to ethnicity. We enrolled 45 participants to this trial in the United States and New Zealand and completed the trial in December 2021. This trial demonstrated comparable PK in non-Chinese healthy volunteers with a diverse background.

Currently, aumolertinib is being investigated in multiple ongoing clinical trials. In addition to the aforementioned Phase 3 AENEAS trial in NSCLC, these trials include:

●	A Phase 3b trial evaluating the effects of aumolertinib with chemotherapy, versus osimertinib, versus aumolertinib for the 1L treatment of EGFR-mutated NSCLC (n=500). This U.S.-led, randomized, three-arm, open-label trial was initiated in August 2022 and is sponsored by EQRx. The primary endpoint is PFS as assessed by a blinded independent review committee. The secondary endpoints include OS, PFS as assessed by investigators, ORR, DCR, DepOR, and DoR.
●	A Phase 3 trial evaluating the effects of aumolertinib versus placebo as adjuvant therapy in patients with surgically resected Stage II-IIIB EGFR-mutated NSCLC (n=192), being conducted in China and sponsored by Hansoh. The primary endpoint is disease-free survival (DFS) as assessed by an independent review committee. The secondary endpoints include DFS assessed by investigators and OS.
●	A Phase 3 trial evaluating the effects of aumolertinib as a maintenance therapy in patients with Stage III unresectable NSCLC (n=150), being conducted in China and sponsored by Hansoh. The primary endpoint is PFS as assessed by an independent review committee. The secondary endpoints include PFS as assessed by investigators, CNS PFS, OS, ORR, DoR, DCR, and time to death/distant metastasis (TTDM).
●	A Phase 3 trial evaluating the effects of aumolertinib versus platinum-based chemotherapy in non-canonical EGFR mutations (n=220), being conducted in China and sponsored by Hansoh. The primary endpoint is PFS as assessed by an independent review committee. The secondary endpoints include PFS as assessed by investigators, ORR, DoR, DCR, DepOR and OS.
●	A Phase 3 trial evaluating the effects of aumolertinib in combination with platinum-containing dual-agent agents vs. aumolertinib as 1L for locally advanced or metastatic NSCLC harboring sensitizing EGFR mutations (n=624), being conducted in China and sponsored by Hansoh. The primary endpoint is PFS as assessed by an independent review committee. The secondary endpoints are ORR, DoR, DCR, DepOR, PFS and OS.
●	A Phase 1 trial evaluating the PK and safety of aumolertinib in participants with severe hepatic impairment and in matched healthy adults (n=12), being conducted in the United States and sponsored by EQRx.

We are in ongoing discussions with multiple regulatory authorities and expect these trials to support the expansion of access to aumolertinib globally for the initial treatment of patients with locally advanced or metastatic EGFR-mutated NSCLC. Our marketing authorization applications for aumolertinib for the 1L treatment of adult patients with locally advanced or metastatic NSCLC with activating EGFR mutations and those with locally advanced or metastatic EGFR T790M mutation-positive NSCLC were accepted for review by the MHRA for a Great Britain license in June 2022 and by the EMA for a European Union-wide license in December 2022.

Lerociclib (EQ132) for HR±/HER2- breast cancer

We are developing lerociclib, a novel, oral, potent, and selective small molecule cyclin-dependent kinase (CDK) 4/6 inhibitor for use in combination with other targeted therapies for the treatment of patients with hormone receptor positive (HR+)/human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer (mBC). In July 2020, we in-licensed the exclusive development and commercialization rights for lerociclib globally, excluding the Asia-Pacific region (except Japan), from G1 Therapeutics (G1), a U.S.-based biotechnology company. Genor Biopharma (Genor) holds the development and commercialization rights to lerociclib within the Asia-Pacific region (except Japan). Based on the clinical data generated to date, we believe that lerociclib has the potential to expand treatment options for patients with hormone-driven cancers, including breast cancer and endometrial cancer.

Currently, lerociclib is being evaluated in the following clinical trials:

●	A Phase 3 trial evaluating lerociclib in combination with fulvestrant in subjects with HR+/HER2- locally advanced breast cancer or mBC who have progressed on prior endocrine therapy (planned n=270), being conducted in China and sponsored by Genor. The primary endpoint is PFS, and key secondary endpoints are OS, ORR, DoR, DCR, CBR.
●	A Phase 3 trial evaluating lerociclib in combination with letrozole in subjects with HR+/HER2- locally advanced or mBC who have not received prior systemic antitumor therapy (planned n=280-286), being conducted in China and sponsored by Genor.
●	A Phase 2 trial evaluating lerociclib in combination with standard endocrine therapy for the treatment of HR+/HER2- advanced breast cancer (planned n=100), being conducting in the United States, Europe and Mexico and sponsored by EQRx. The study will consist of patients who were previously untreated for metastatic disease (1L) or have progressed on prior endocrine therapy (2L). The primary endpoints are incidence of AEs and SAEs.
●	A Phase 1b trial evaluating lerociclib in combination with letrozole in previously untreated patients with HR+/HER2- advanced breast cancer (planned n=10), being conducted in China and sponsored by Genor.
●	A Phase ½ trial evaluating lerociclib in combination with fulvestrant in HR+/HER2- locally advanced or metastatic breast cancer (n=110), being conducted in the United Kingdom, Georgia, Moldova, and Bulgaria, and sponsored by G1.

Preliminary results from a Phase ½ trial evaluating lerociclib in combination with osimertinib in EGFR-mutated NSCLC (n=36), conducted in the United States, Hong Kong, South Korea, and Taiwan, and sponsored by G1, were presented at the European Society for Medical Oncology (ESMO) Congress 2019. The trial was designed to evaluate the safety, tolerability and antitumor activity and identify the dose and schedule for future trials of lerociclib. These results demonstrated a tolerable safety profile for lerociclib when used in combination with osimertinib. No lerociclib-related SAEs were reported, and the most common lerociclib-related treatment emergent adverse event (TEAEs) were neutropenia and diarrhea.

Preliminary Phase 1b results were presented at the 2018 American Society of Clinical Oncology (ASCO) Annual Meeting and further dose escalation and expansion results were originally presented at the San Antonio Breast Cancer Symposium (SABCS). The final analysis of such results was presented at ESMO Congress 2020. Highlights from the trial included:

●	Continuously dosed, twice-daily lerociclib, in combination with fulvestrant, was well tolerated with relatively low rates of gastrointestinal AEs, including no grade 3 or greater gastrointestinal AEs.

●	Lerociclib could be dosed continuously without need for interruption for management of neutropenia.
●	Coadministration of fulvestrant had minimal impact on the PK of lerociclib.
●	The clinical activity data were consistent with those from other approved CDK4/6 inhibitors when used in combination with fulvestrant.

Taken together, these results demonstrate the potentially differentiated clinical profile of lerociclib in combination with fulvestrant versus currently marketed CDK4/6 inhibitors for the treatment of HR+ cancers, including breast cancer, and suggest that lerociclib can be administered without need for dose interruption due to neutropenia, one of the main toxicities associated with CDK4/6 inhibition. Some CDK4/6 therapies require frequent blood testing for neutropenia, and lerociclib has the potential to offer fewer office visits and blood draws, improving the experience for patients and reducing the burden on physician offices and costs to the healthcare system.

We expect data from these trials to support regulatory filings for lerociclib for the treatment of HR+/HER2- breast cancer. Additionally, we are exploring opportunities in additional indications within and beyond hormone-driven cancers, both as a monotherapy and in combination with other therapies. For example, we plan to initiate a multiregional Phase 3 clinical trial for lerociclib in combination with letrozole for the first-line treatment of advanced endometrial cancer in the first half of 2023.

Sugemalimab (EQ165) for NSCLC and other cancers

We are developing sugemalimab, a monoclonal antibody targeting PD-L1, for the treatment of NSCLC, with Phase 3 clinical trials in both metastatic (Stage IV) and locally advanced/unresectable (Stage III) disease, as well as additional solid tumors and hematologic malignancies. In October 2020, we in-licensed the exclusive development and commercialization rights to sugemalimab globally, excluding Greater China, from CStone. Pfizer, Inc. holds the exclusive development and commercialization rights to sugemalimab within Greater China, where it is approved by the NMPA of China for 1L treatment of patients with Stage IV NSCLC and as consolidation therapy for patients with unresectable Stage III NSCLC. Sugemalimab has demonstrated an overall survival benefit in patients with Stage IV (metastatic NSCLC) and progression-free survival benefit in broadly defined Stage III NSCLC after concurrent or sequential chemoradiotherapy. Based on clinical data generated to date and recent positive pivotal trial results in gastric and esophageal cancer, we believe that sugemalimab has the potential to expand treatment options for patients with Stage IV NSCLC and other solid tumors.

As of December 31, 2022, sugemalimab clinical trials sponsored by CStone in China, including but not limited to those summarized below, have treated over 1,700 patients including:

●	The Phase 3 double-blind, randomized GEMSTONE-302 trial evaluating the addition of sugemalimab to platinum-based chemotherapy as an initial treatment for Stage IV squamous or non-squamous NSCLC. The GEMSTONE-302 trial met its primary endpoint of improvement in PFS for sugemalimab plus chemotherapy (n=320) as compared to chemotherapy alone (n=159). The benefit of adding sugemalimab to chemotherapy was observed regardless of PD-L1 expression level or pathologic subtype of NSCLC (squamous versus non-squamous), and the tolerability profile was acceptable. In a planned interim analysis, data showed that the GEMSTONE-302 study met its pre-specified secondary endpoint of overall survival.
●	The Phase 3 double-blind, randomized GEMSTONE-301 trial evaluating sugemalimab as consolidation therapy in patients with locally advanced, unresectable Stage III NSCLC without disease progression after either concurrent or sequential chemoradiotherapy. The GEMSTONE-301 trial met its primary endpoint of improvement in PFS for sugemalimab (n=255) as compared to placebo (n=126). Sugemalimab demonstrated an acceptable tolerability profile, with no new safety signals observed, and OS results are still pending.

●	The Phase 3 double-blind, randomized GEMSTONE-303 trial evaluating the addition of sugemalimab to platinum-based chemotherapy as 1L therapy for patients with unresectable/locally advanced or metastatic gastric or gastroesophageal junction adenocarcinoma with PD-L1 expression of CPS ≥5% and HER2-negative (n=479). The study met one of its primary endpoints of improvement in PFS for sugemalimab plus chemotherapy as compared to chemotherapy and placebo. Overall survival results are still pending. The safety profile was consistent with previous findings across different diseases.
●	The Phase 3 double-blind, randomized GEMSTONE-304 trial evaluating the addition of sugemalimab to platinum-based chemotherapy as 1L therapy for patients with unresectable locally advanced, recurrent, or metastatic esophageal squamous cell carcinoma (n=540). The study met both primary endpoints and demonstrated a significant benefit in PFS and OS for sugemalimab plus chemotherapy as compared to chemotherapy and placebo. The safety profile was consistent with previous findings across different diseases.
●	The Phase 2 single-arm GEMSTONE-201 trial, conducted in the United States and China, evaluating the activity and tolerability of sugemalimab in the treatment of adult patients with R/R ENKTL (n=80). The GEMSTONE-201 trial met its primary endpoint of ORR. In that trial, sugemalimab demonstrated an acceptable tolerability profile, with no new safety signals observed.

In August 2020, our partner, CStone, first announced that its Phase 3 GEMSTONE-302 trial met its primary endpoint in Stage IV NSCLC. The most recent data, as of November 2021, including statistically significant and clinically meaningful overall survival results, were presented at the 2022 ASCO Annual Meeting. The final PFS analysis was published in January 2022 in The Lancet Oncology. Highlights from the GEMSTONE-302 trial include:

●	Sugemalimab combined with chemotherapy met the primary endpoint of improvement in PFS, as evaluated by investigators as compared with chemotherapy and placebo at the time of the pre-specified event-driven analysis. In a planned interim analysis, sugemalimab combined with chemotherapy met its key secondary endpoint of prolongation of OS and the benefit was observed regardless of PD-L1 expression level or pathologic subtype of NSCLC.
●	Other key secondary endpoints included PFS as assessed by an independent review committee, PFS as assessed by investigators in patients with PD-L1 expression ≥1%, ORR, DoR, and safety.
●	The findings showed that sugemalimab plus chemotherapy in Stage IV NSCLC patients resulted in statistically significant improvement in PFS. The median PFS was 9.0 months for the sugemalimab and chemotherapy combination group versus 4.9 months for the chemotherapy and placebo group with a hazard ratio of 0.48 (Log-rank p-value < 0.0001).
●	OS was improved with the sugemalimab plus chemotherapy compared to placebo with chemotherapy. The median OS was 25.4 months vs 16.9 months, respectively, with a hazard ratio of 0.65 (Log-rank p-value = 0.0008).
●	A higher ORR (63% versus 40%) and longer median DoR (9.8 versus 4.4 months) were improved with the addition of sugemalimab to chemotherapy as compared to chemotherapy alone.
●	The benefit of the addition of sugemalimab to chemotherapy was generally observed regardless of PD-L1 expression level, patient functional status, and the presence or absence of brain metastases.
●	Sugemalimab added to chemotherapy was generally well-tolerated, and no new safety signals were identified.

●	Treatment-related AEs were reported in nearly all patients in both groups with 317 (99%) and 153 (96%) patients in the sugemalimab plus chemotherapy and chemotherapy groups, respectively. Treatment-related severe (Grade 3 or higher) AEs were reported in 182 (57%) and 91 (57%) of patients in the sugemalimab plus chemotherapy and chemotherapy groups, respectively.
●	Treatment-related SAEs were reported in 73 (23%) and 31 (20%) patients in the sugemalimab/chemotherapy and chemotherapy groups, respectively. Commonly reported (≥2% of patients in either group) treatment-related SAEs included the following (sugemalimab/chemotherapy versus chemotherapy, respectively): anemia (3.4% versus 3.1%), pneumonia (3.1% versus 4.4%), platelet count decreased (3.1% versus 2.5%), and neutrophil count decreased (1.9% versus 2.5%).

In May 2021, our partner, CStone, first announced that its Phase 3 GEMSTONE-301 trial met its primary endpoint in Stage III NSCLC. This initial data was presented at the ESMO Congress 2021 and was published in January 2022 in The Lancet Oncology. The final PFS analysis, with data cut-off of March 2022, was presented at the 2022 World Conference on Lung Cancer. Highlights from the GEMSTONE-301 trial include:

●	Sugemalimab met the primary endpoint of improvement of PFS, as assessed by an independent review committee compared to placebo at the time of the pre-specified interim analysis. Key secondary endpoints included OS, PFS as assessed by investigators, ORR, DoR, and time to death/distant metastasis (TTDM).
●	The findings showed that sugemalimab as a consolidation therapy in Stage III NSCLC patients without disease progression after chemoradiotherapy resulted in statistically significant improvement in PFS as assessed by an independent review committee. The median PFS was estimated at 10.5 months for the sugemalimab group versus 6.2 months for the placebo group with a hazard ratio of 0.65 (Log-rank p-value = 0.0012).
●	The clinical benefit of sugemalimab as a consolidation therapy in Stage III NSCLC patients without disease progression after chemoradiotherapy was observed regardless of whether patients received concurrent or sequential chemoradiotherapy prior to sugemalimab.
●	Sugemalimab was generally well-tolerated, and no new safety signals were identified.
●	Treatment-related AEs were reported in 200 (78.4%) and 81 (64.3%) patients in the sugemalimab and placebo groups, respectively. Treatment-related severe (Grade 3 or higher) AEs were reported in 29 (11.4%) and 7 (5.6%) patients in the sugemalimab and placebo groups, respectively. Commonly reported (≥ 2% of patients in either group) treatment-related severe AEs included the following (sugemalimab versus placebo, respectively): immune-mediated pneumonitis (2.4% versus 0) and pneumonia (2.4% versus 0.8%).
●	Treatment-related SAEs were reported in 44 (17.3%) and 11(8.7%) patients in the sugemalimab and placebo groups, respectively.

We believe the current results of the GEMSTONE-302 trial will advance the clinical application of immune checkpoint inhibitors and improve the availability of treatment for patients with Stage IV NSCLC. Our marketing authorization applications for sugemalimab in combination with chemotherapy for the 1L treatment of adult patients with metastatic NSCLC were accepted for review by the MHRA for a Great Britain license in December 2022 and by the EMA for a European Union-wide license in February 2023. Based on discussions with the FDA, in November 2022 and February 2023, we determined not to seek regulatory approval for sugemalimab for the treatment of Stage IV NSCLC or ENKTL, respectively, in the United States. Additional data from the GEMSTONE-301, -303, and -304 trials may expand treatment options beyond Stage IV NSCLC in the future.

Additional clinical-stage assets

Nofazinlimab (EQ176) for advanced solid tumors

We are developing nofazinlimab, a novel, anti-programmed cell death-1 (PD-1) monoclonal antibody for the treatment of advanced solid tumors. In July 2020, the FDA granted nofazinlimab ODD for the treatment of patients with hepatocellular carcinoma (HCC) and in October 2020, we in-licensed the exclusive development and commercialization rights to nofazinlimab globally, excluding Greater China, from CStone. CStone retains rights to nofazinlimab (CS1003) in Greater China.

Our partner, CStone, reported that its Phase 1 trial in China (n=19) demonstrated that nofazinlimab monotherapy was well-tolerated at 60mg and 200mg Q3W with no dose-limiting toxicities (DLT) observed and the maximum tolerated dose (MTD) not reached. CStone’s Phase 1b trial (n=20) evaluated nofazinlimab in combination with lenvatinib for the treatment of HCC and demonstrated an ORR of 45% and median PFS of 10.4 months. Currently, a global, randomized, Phase 3 trial is evaluating nofazinlimab in combination with lenvatinib in initial treatment of patients with advanced unresectable HCC (n=525) and completed enrollment in March 2022. The trial is being conducted in multiple countries, including China, European countries, and the United States, and is sponsored by CStone. The co-primary endpoints are PFS, as assessed by an independent review committee, and OS. The key secondary endpoints include PFS as assessed by investigators, ORR, DCR, DoR, and time to progression (TTP).

EQ121 for immune-inflammatory conditions

We are developing EQ121, a highly selective, novel, JAK-1 inhibitor for the treatment of atopic dermatitis. In April 2020, we in-licensed the exclusive development and commercialization rights to EQ121 globally, excluding Greater China, from Lynk Pharmaceutical (Hangzhou) Co., Ltd. (Lynk Pharmaceuticals). Lynk Pharmaceuticals retains rights to EQ121 (LNK-207) in Greater China.

We have completed multiple Phase 1 trials in Australia and New Zealand, which included three substudies. In the first substudy, the primary endpoint was to evaluate the safety and tolerability of EQ121 following oral single and multiple ascending dose administration of the immediate-release formulation in adult healthy volunteers; the key secondary endpoint was to characterize the PK of EQ121 following single and multiple ascending dose administration. In the second substudy, the primary endpoint was to evaluate the safety, tolerability, and PK of multiple doses of EQ121 in adults with rheumatoid arthritis who were on a stable oral methotrexate (MTX) regimen; the key secondary endpoints included evaluation of the effect of MTX on the PK of EQ121 and the effect of EQ121 on the PK of MTX. The second substudy has since been terminated due to our deprioritization of the rheumatoid arthritis indication. The third substudy was designed to compare the relative bioavailability of the immediate-release capsule of EQ121 with multiple extended-release formulations and to evaluate the food effect of the extended relation (ER) formulation selected for further development in healthy volunteers. An extended-release formulation, suitable for once-daily dosing, has been identified and characterized, this formulation will be utilized in Phase 2. Lynk Pharmaceuticals has also conducted a Phase 1 trial in China in healthy subjects, and is evaluating EQ121 in two Phase 1b trials in rheumatoid arthritis and atopic dermatitis patients, respectively. Multiple Phase 2 trials in China for the treatment ankylosing spondylitis, atopic dermatitis, and rheumatoid arthritis are also ongoing.

Preclinical programs and drug engineering collaborations

In addition to our five clinical-stage programs, our early-stage pipeline includes several disclosed and undisclosed preclinical and drug engineering programs. These programs are focused on oncology and immune-inflammatory diseases that are expected to have large market opportunities.

We have entered into multiple drug engineering collaborations with cutting-edge technology platform companies including those with technology enabled experimental platforms, machine-learning computational platforms and physics-based computational platforms. Select drug engineering collaborations include Exscientia, AbCellera, Relay Therapeutics, Absci, Evotec and Aurigene. These are multi-year, potentially multi-target collaborations intended to accelerate the engineering of therapeutic drug candidates against selective targets across a range of therapeutic areas, thereby further expanding the breadth of our pipeline of novel therapies when combined with our internal drug development efforts.

We will carefully evaluate additional opportunities to collaborate on additional drug discovery efforts to cost-effectively create new molecules. We believe these drug engineering collaborations have the potential to accelerate the growth of our catalog of medicines. We do not currently have, and may never have, any products approved for commercial sale and have not generated any revenue to date, and so we may never become profitable. We also note that the drug development process is inherently uncertain and cannot be fully de-risked, and there is no guarantee that the clinical trials we may conduct in the future will provide us with positive or actionable data that will facilitate efficient clinical development. For more details regarding these and other risks that are material to our business, operations and future share price, please see Item 1A “Risk Factors”.

Licenses and collaborations

Material license agreements

A key component of our strategy is to build our pipeline. We plan to do this using multiple strategies, including entering into agreements to in-license assets. We believe that our license and collaboration agreements for aumolertinib (EQ143), lerociclib (EQ132) and sugemalimab (EQ165) are material agreements in light of our current near-term business plans and development strategy. Our agreement with CStone also gives us rights to nofazinlimab (EQ176, also known as CS1003), an anti-PD-1 antibody that is in an ongoing Phase 3 trial for the treatment of liver cancer patients, and our agreement with Lynk Pharmaceuticals for EQ121 further support our near-term business plans and development strategy. Each of these agreements are described in more detail below.

Aumolertinib (EQ143)

In July 2020, we entered into a license agreement with Hansoh (as amended December 14, 2021) under which we acquired a worldwide, with the exception of mainland China, Hong Kong, Macau and Taiwan (the Hansoh Territory), exclusive license for the research, development, and commercialization of aumolertinib (EQ143) (also/previously known as almonertinib), for any and all uses for the treatment of cancer, cancer-related and immune-inflammatory diseases in humans at our own cost and expense. We also received a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory.

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

Hansoh is also eligible to receive royalties on worldwide net sales of any products containing aumolertinib (EQ143), which range from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties for aumolertinib (EQ143) will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities for aumolertinib (EQ143) in such country, and (iii) 11 years following the first commercial sale of aumolertinib (EQ143) in such country.

We have the right to terminate the license agreement with Hansoh for any or no reason upon at least 180 days’ prior written notice to Hansoh. Either party may terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

Lerociclib

In July 2020, we entered into a license agreement with G1 under which we acquired an exclusive license for the research, development, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 worldwide, with the exception of Australia, Bangladesh, Hong Kong Special Administration Region, India, Indonesia, Macau Special Administration Region, Malaysia, Myanmar, New Zealand, Pakistan, mainland China, Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand and Vietnam (the G1 Territory). The license agreement also provides us with a non-exclusive license in the G1 Territory to manufacture lerociclib for purposes of obtaining regulatory approval for, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 outside of the G1 Territory.

Under the terms of our license agreement with G1, we received an exclusive license to develop lerociclib using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 at our own cost and expense in our territory. We are also required to reimburse G1 for any costs it incurs in our territory following the execution of the license agreement for development activities that were ongoing at the time the license agreement became effective.

We made an upfront non-refundable, non-creditable payment of $20.0 million to G1. If we succeed in developing and commercializing lerociclib, G1 will be eligible to receive (i) up to $40.0 million in development and regulatory milestone payments, and (ii) up to $250.0 million in sales milestone payments. G1 is also eligible to receive royalties on worldwide net sales of any products containing lerociclib which range from mid-single digits to mid-teens, subject to potential reduction following the launch of certain generic products. The royalties will expire on a product-by-product and country-by-country basis until the later to occur of (i) the expiration of all valid patent claims covering lerociclib in such country, and (ii) 10 years following the first commercial sale of lerociclib in such country.

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

Sugemalimab (EQ165) and Nofazinlimab (EQ176)

In October 2020, we entered into a license agreement with CStone (as amended as of August 15, 2022) under which we acquired a worldwide exclusive license for the research, development, and commercialization of sugemalimab (EQ165) and nofazinlimab (EQ176) for any and all uses at our own cost and expense, with the exception of mainland China, Taiwan, Hong Kong and Macau (the CStone Territory).

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

CStone is also eligible to receive royalties on worldwide (excluding the CStone Territory) net sales of any products containing sugemalimab (EQ165) or nofazinlimab (EQ176) ranging from the low teens to the high teens for sugemalimab and from the mid-single digits to teens for nofazinlimab (EQ176), subject to potential reduction following the launch of certain generic products. The royalties for sugemalimab (EQ165) and nofazinlimab (EQ176) will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities for sugemalimab (EQ165) or nofazinlimab (EQ176) in such country, and (iii) 11 years following the first commercial sale of sugemalimab (EQ165) or nofazinlimab (EQ176) in such country.

We are responsible for the costs associated with the development and regulatory approvals of sugemalimab (EQ165) and of nofazinlimab (EQ176) in our territory. We are also required to reimburse CStone for certain mutually agreed development costs it incurs in our territory following the execution of the license agreement. Additionally, during the term of the license agreement, either party may propose the development of a combination study with sugemalimab (EQ165) or nofazinlimab (EQ176). If both parties agree to participate in the combination study, the costs incurred will be split between the two parties based upon the terms provided for in a separate written agreement detailing each party’s rights and obligations with respect to the development of the combination regimen.

We have the right to terminate the license agreement with CStone prior to the first regulatory approval for a licensed product (EQ165 or EQ176) in our territory for any or no reason upon providing six months’ prior written notice to CStone and after the first regulatory approval for a licensed product (EQ165 or EQ176) in our territory or any or no reason upon nine months’ prior written notice to CStone. Either party may terminate the license agreement in its entirety for the other party’s material breach if such other party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

EQ121

In April 2020, we entered into a license agreement with Lynk Pharmaceuticals (as amended September 9, 2022) under which we acquired an exclusive license for the research, development and commercialization of LNK-207, a novel, highly selective JAK-1 inhibitor, which we refer to as EQ121, worldwide, with the exception of mainland China, Hong Kong, Macau and Taiwan (the Lynk Territory). The license agreement also provides us with a non-exclusive license in the Lynk Territory to research and develop EQ121 for purposes of obtaining regulatory approval, and to manufacture and/or package EQ121 for use in our territory. We are obligated to use diligent efforts to develop and commercialize at least one product containing EQ121.

Under the terms of our license agreement with Lynk Pharmaceuticals, we received an exclusive license to develop EQ121 for any and all uses at our own cost and expense in our territory. We made an upfront non-refundable, non-creditable payment. If we succeed in developing and commercializing EQ121, Lynk Pharmaceuticals will be eligible to receive up to (i) $52.0 million in development and regulatory milestone payments, and (ii) $120.0 million in sales milestone payments. Lynk Pharmaceuticals is also eligible to receive royalties on worldwide net sales of any products containing EQ121, which range from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration date in such country of the last to expire issued patent with a valid claim covering such product in such country, (ii) the expiration of non-patent regulatory exclusivity in such country and (iii) a fixed time period following the first commercial sale of a product in a country.

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

Our commercial potential could be negatively impacted if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, or are more convenient. Additionally, due to historical lack of transparency of branded drug prices, we may not be aware of the financial or other incentives that our competitors are offering their customers or how their customer value proposition compares to ours.

Intellectual property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by our or our partners’ pursuing patent applications that cover our product candidates and methods of using the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Our commercial success depends, in part, on our (and our partners’, as applicable) ability to obtain, maintain, enforce, and protect our intellectual property and other proprietary rights for the technology, inventions, and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our (and our partners’ as applicable) success in obtaining effective patent claims and enforcing those claims, if granted. However, our (and our partners’, as applicable) pending patent applications, and any patent applications that we (and our partners, as applicable) may in the future file or license from third parties, may not result in the issuance of patents and any issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products.

Patent portfolio

Aumolertinib (EQ143)

As of January 31, 2023, we exclusively licensed three patent families from Hansoh that cover aumolertinib. The first patent family, covering the composition of matter and methods of using aumolertinib, includes two U.S. granted patents with claims covering aumolertinib. This family includes cases that are granted in Australia, Europe, India, Japan, Mexico, Russia and South Africa and pending in Brazil, Canada, and South Korea. The United States granted patents and any foreign patent issuing from this patent family are scheduled to expire in 2035, excluding any additional term for patent term extension. The second patent family, covering certain solid forms and salts of aumolertinib, includes two U.S. patents with claims covering crystalline forms of aumolertinib and a pending U.S. application. This family also includes cases that are granted in Australia, Europe, Japan and Russia and pending in Canada and South Korea. The U.S. granted patent and any U.S. or foreign patent issuing from this patent family are scheduled to expire in 2036, excluding any additional term for patent term extension. The third patent family, covering certain formulations of aumolertinib, is pending in the United States, Australia, Canada, Europe, Japan, and South Korea. Any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2037, excluding any additional term for patent term adjustment or patent term extension.

Lerociclib (EQ132)

As of January 31, 2023, we exclusively licensed 12 patent families from G1. The first family covers the composition of matter of lerociclib and includes six granted U.S. patents and a pending U.S. application. This family also includes cases that are granted in Brazil, Europe, Canada, Israel, Japan, Mexico and Russia. The U.S. granted patents and any U.S. or foreign patent issuing from this patent family are scheduled to expire in 2031, excluding any additional term for patent term extension. The second family covers methods of using lerociclib for the treatment of certain retinoblastoma protein (Rb) positive cancers and includes three granted U.S. patents and a pending U.S. application. This family also includes cases that are granted in Japan and pending in Europe and Canada. The U.S. granted patents and any U.S. or foreign patent issuing from this patent family are scheduled to expire in 2034, excluding any additional term for patent term extension. The third family covers methods of using lerociclib for the treatment of certain B and T cell cancers and includes two granted U.S. patents. This family also includes cases that are granted in Japan and Canada and pending in Europe. The granted U.S. patents and any U.S. or foreign patent issuing from this patent family are scheduled to expire in 2034, excluding any additional term for patent term extension. The fourth family covers methods of using lerociclib using certain combinations and dosing regimens in Rb positive cancers, and includes two granted U.S. patents and one pending European application. The granted U.S. patents and pending applications, if granted, will expire in 2035, excluding any additional term for patent term extension. The fifth patent family covers methods of synthesizing lerociclib and includes one granted U.S. patent and one pending U.S. application. This family also includes cases that are granted in Israel, Japan, Mexico and Russia and pending in the African Regional Intellectual Property Organization (ARIPO), Brazil, Canada, the Eurasian Patent convention, Europe and South Africa. The U.S. granted patent and any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2037. The sixth patent family covers certain solid forms of lerociclib. This patent family includes one granted U.S. patent and one pending U.S. application, as well as a granted patent in Mexico and pending applications in, the ARIPO, Brazil, Canada, the Eurasian Patent convention, Europe, Israel, Japan, Russia, and South Africa. The U.S. patent and the pending applications, if granted, will expire in 2038, excluding any additional term for patent term adjustment or patent term extension. The seventh family covers certain methods of synthesizing lactams, and includes two granted U.S. patents and patents granted in Canada and Israel. The U.S. and foreign granted patents in this patent family are scheduled to expire in 2033. The remaining patent families are directed to additional methods of treatment and dosage regimens, and are pending in the United States and other major jurisdictions, including Brazil, Canada, Europe, Israel, Japan, and Mexico. Any U.S. or foreign patent issuing from these patent families is scheduled to expire ranging from 2038 to 2040, excluding any additional term for patent term adjustment or patent term extension.

Sugemalimab (EQ165)

As of January 31 , 2023, we exclusively licensed one patent family from CStone that covers compositions of matter and methods of using sugemalimab. This family includes a granted U.S. patent covering the composition of matter, and a pending U.S. application covering additional compositions and methods of treatment. This family also includes cases that are granted in Australia, Indonesia, Israel, Japan, Mexico, Saudi Arabia and Russia and pending in Brazil, Canada, Europe, India,  Japan, South Korea, Singapore, and Thailand. The U.S. granted patent accrued patent term adjustment and will expire in 2037, excluding any additional term for patent term extension. Any additional U.S. or foreign patent issuing from this patent family is scheduled to expire in 2036, excluding any additional term for patent term extension.

Nofazinlimab (EQ176)

As of January 31, 2023, we exclusively licensed two patent families from CStone that cover compositions of matter and methods of using nofazinlimab (EQ176). The first family includes a granted U.S. patent and a pending U.S. patent application, as well as cases that are granted in Australia, Canada, Japan, Russia and South Korea and pending in Brazil, Europe, Israel, India, Japan, Indonesia, Korea, Mexico, Saudi Arabia, Singapore, and Thailand. Any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2036, excluding any additional term for patent term adjustment or patent term extension. A second patent family also covering nofazinlimab combinations with lenvatinib includes a pending U.S. patent application and pending applications in Brazil, Canada, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Saudi Arabia, Singapore and South Africa.  Any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.

EQ121

As of January 31, 2023, we exclusively licensed one patent family from Lynk Pharmaceuticals that covers compositions of matter and methods of using EQ121. This family includes a pending U.S. patent as well as cases that are pending in Australia, Brazil, Canada, Europe, India, Indonesia, Israel, Japan, South Korea, Mexico, Russia, Saudi Arabia, Singapore, and Thailand. Any U.S. or foreign patent issuing from this patent family is scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension.

Trade secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect our trade secrets and know-how by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and partners. These agreements generally require that all confidential information developed or made known during the course of an individual or entity’s relationship with us be kept confidential during and for some period of time after the relationship. These agreements also generally provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Government regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics. We, along with our vendors, contract research organizations (CROs), clinical investigators, and contract manufacturing organizations (CMOs), will be required to comply with the various preclinical, clinical, manufacturing, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining and maintaining regulatory approvals of drugs and biologics and ensuring subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (the FD&C Act) and biologics under the FD&C Act and the Public Health Service Act (the PHSA), as amended, and their implementing regulations. Both drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other regulatory requirements at any time with respect to product development, clinical testing, approval, or any other requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties, or criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For drug product candidates regulated under the FD&C Act, the FDA must approve a New Drug Application (NDA) and for biologic product candidates regulated under the FD&C Act and PHSA, the FDA must approve a Biologics License Application (BLA) before a product may be legally marketed in the United States. The process for NDAs and BLAs is similar and generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice (GLP) requirements;
•

completion of the manufacture, under current Good Manufacturing Practices (cGMP) conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

•	submission to the FDA of an investigational new drug application (IND), which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;
•	approval by an institutional review board (IRB) or independent ethics committee at each clinical trial site before each trial may be initiated;
•

performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, Good Clinical Practice (GCP) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	preparation and submission to the FDA of an NDA or BLA;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•

satisfactory completion of one or more FDA pre-approval or pre-license inspections of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods, and controls are adequate to preserve the drug or biologic’s identity, strength, quality, and purity;

•	satisfactory completion of an FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA;

•	payment of user fees for FDA review of the NDA or BLA, unless a waiver applies; and
•

FDA review and approval of the NDA or BLA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.

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

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies related to the product. The IND also includes the results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within such 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. The FDA must notify the sponsor of the grounds for the hold, and the sponsor must resolve any identified deficiencies before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until the deficiencies articulated by the FDA are corrected.

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

A sponsor that wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA will generally not consider the results of the trial in support of an NDA or BLA unless (i) the trial was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of the clinical trial in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data through an on-site inspection if deemed necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through other appropriate means.

Clinical trials to evaluate therapeutic indications to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, which may overlap.

•

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

•

Phase 2 — Phase 2 clinical trials typically involve the administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule, and to identify possible adverse side effects and safety risks.

•

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

In March 2022, the FDA released final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics Guidance for Industry,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts is included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

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

Concurrent with clinical trials, sponsors usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate, and manufacturers must develop, among other things, methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

There is no requirement for a company to provide expanded access to its investigational products. However, if a company decides to make its investigational product available for expanded access, the FDA reviews each request for expanded access and determines if treatment may proceed. Expanded access may be appropriate when all of the following criteria apply: the patient has a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential benefit justifies the potential risks of the treatment, and the potential risks are not unreasonable in the context of the disease or condition to be treated; and providing the investigational product for the requested use will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the expanded access use or otherwise compromise the potential development of the expanded access use.

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

The FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facilities in which it is manufactured, processed, packaged, or held and meets standards, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality, and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA targets ten months from the filing date in which to complete its initial review of a new molecular entity NDA or BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or BLA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by the FDA’s requests for additional information or clarification.

Further, under the PDUFA, as amended, each NDA or BLA must be accompanied by a substantial user fee. The FDA adjusts PDUFA user fees on an annual basis. Fee waivers or reductions are available in limited circumstances. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a risk evaluation and mitigation strategy (REMS) if it believes that a REMS is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, special monitoring, or other risk-minimization tools.

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

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter indicates that the review cycle of the application is complete, but the application is not ready for approval. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue a complete response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing a complete response letter, the FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product in the United States with specific prescribing information for specific indications.

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

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant ODD to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process, although companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product candidate is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare pediatric disease designation and priority review vouchers

Under the FD&C Act, the FDA incentivizes the development of products that meet the definition of a “rare pediatric disease”, defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (PRV). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor that chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of its marketing application if it requests such a voucher in its original marketing application and meets all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

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

Under the FDA’s accelerated approval regulations, the FDA may approve a drug or biologic intended to treat a serious or life-threatening disease or condition that generally provides meaningful therapeutic benefit to patients over available treatments and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that post-approval confirmatory trials be underway prior to approval or within a specific time period after accelerated approval is granted and the FDA has increased authority for expedited procedures to withdraw approval of a product or an indication approved under accelerated approval if, for example, the confirmatory trial is not conducted with due diligence or fails to verify the predicted clinical benefit of the product. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of its confirmatory trials, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among others:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•	the issuance of safety alerts, Dear Health Care Provider letters, press releases, or other communications containing warnings or other safety information about the product;
•	fines, warning letters, or holds on post-approval clinical trials;
•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties;
•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; and
•	mandated modification of promotional materials and labeling and issuance of corrective information.

United States patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of a drug or biologic, some United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (USPTO) in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. An NDA or BLA applicant may apply for restoration of the patent term for its currently owned or licensed patents to add patent life beyond a patent’s current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FD&C Act also can delay the submission or the approval of certain applications. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is considered a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (ANDA), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FD&C Act also provides for three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

United States biosimilars and exclusivity

The Biologics Price Competition and Innovation Act (BPCIA) created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars in the United States. Biosimilarity, which requires that there be no clinically meaningful differences between the biologic product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product be biosimilar to the reference product and that product demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference product.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product. In addition, the first biologic submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for a period of exclusivity against other biologics submitted under the abbreviated approval pathway during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the shortest of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, and (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. Products deemed “interchangeable” by the FDA may be readily substituted by pharmacies, and such substitution is governed by state pharmacy law.

Other regulatory matters

Manufacturing, labeling, packaging, distribution, sales, promotion, and other activities of product candidates following product approval, where applicable, or commercialization are also potentially subject to federal, state, and local consumer protection and unfair competition laws, among other requirements to which we may be subject. Additionally, the activities associated with the commercialization of product candidates is subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (HHS), the Department of Justice (DOJ), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission (FTC), the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and government agencies.

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

Other healthcare laws

Coverage and reimbursement

Government authorities and third-party payers, such as private health insurers and health maintenance organizations (HMOs), determine which medications they will pay for and establish reimbursement levels. In the United States and markets in other countries, patients generally rely on these governments or payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from government healthcare programs, such as Medicare and Medicaid, and private payers is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Because there is significant uncertainty related to the insurance coverage, reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS determines whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payers tend to follow CMS to a substantial degree. Further, due to the ongoing COVID-19 global pandemic, millions of individuals have lost employer-based insurance coverage, which may adversely affect our ability to commercialize our products in the United States.

Payers determining reimbursement level consider multiple factors, including whether the product is:

•	a covered benefit under its health plan;
•	safe, effective, and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Increasingly, third-party payers are requiring that pharmaceutical manufacturers provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the U.S. government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs and by any future relaxation of laws that currently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union have different price structures than in the United States, and generally prices in the European Union tend to be significantly lower than those in the United States.

Other healthcare laws and compliance requirements

In the United States, our current and future operations are or may become subject to regulation by various federal, state, and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of HHS (such as the Office of Inspector General (OIG), Office for Civil Rights and the Health Resources and Service Administration), the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. Our clinical research, sales, marketing, scientific/educational grant programs, collaboration agreements, and partnerships with third-party payers, providers, PBMs, and other entities may be subject to the following laws, each as amended, as applicable:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and providers, prescribers, purchasers, and formulary managers, among others, on the other. The HHS and OIG heavily scrutinize relationships between pharmaceutical companies and persons in a position to generate referrals for or the purchasing of their products such as healthcare providers and PBMs;

•

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

•

the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-

Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses (collectively, covered entities) as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information or protected health information (PHI), relating to the privacy, security and transmission of PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission;

•	federal government price reporting laws, which require pharmaceutical manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign analogs of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have also adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-government payers, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals . Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR (as defined below), which became effective in 2018, also govern the privacy and security of personal data, including health information in some circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and, if we fail to comply with an applicable state law requirement, we could be subject to penalties.

Healthcare reform

Payers, whether domestic or foreign, or government or private, are developing increasingly sophisticated methods of controlling healthcare costs, and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was enacted in the United States. Among other things, the ACA subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, an Executive Order initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. That Executive Order also instructed certain government agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

A 2017 Executive Order terminated the cost-sharing subsidies that reimbursed insurers under the ACA concluding that cost-sharing reduction payments (CSRs) to insurance companies required under the ACA had not received necessary appropriations from Congress and announced that it would discontinue these payments immediately until those appropriations were made. Several state Attorneys General then filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California. In 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, in 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers that argued the payments were owed to them. In 2020, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding that the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

In addition, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In 2019, the Further Consolidated Appropriations Act (H.R. 1865) repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in March  2021, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began on April 1, 2022 and lasted through June 30, 2022. The 2% payment reduction resumed on July 1, 2022. Additionally, in

May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Medicare Part B drugs beginning January 1, 2020. Step therapy is a type of prior authorization for drugs that begins medication for a medical condition with the most preferred drug therapy and progresses to other therapies only if necessary.

Additionally, there has been increasing legislative, regulatory and enforcement interest in the United States with respect to specialty drug pricing practices, including the recently enacted Inflation Reduction Act of 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. Medicare Part B provides coverage for certain drugs that are administered by a physician. Medicare Part D generally covers drugs dispensed by a pharmacy. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of the Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

There have also been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, a July 2021 Executive Order affirmed the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the prices that the federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations in September 2020, which went into effect in November  2020, providing guidance for states to build and submit importation plans for drugs from Canada. In September 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act, and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Because these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologics based on the lowest price drug manufacturers receive in countries that are members of Organization for Economic Co-operation and Development (OECD) with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period (2021-2027). The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates in Canada and other OECD countries. Although a number of these and other proposed measures may require authorization through additional regulation to become effective, the executive branch may seek to reverse or otherwise change these measures. We anticipate the current executive administration and Congress to continue to develop legislative and regulatory measures to control drug costs.

Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act further delayed implementation of this rule to January 1, 2032.

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

Personal data processing

The collection, use, transfer, disclosure, retention, security, and other processing of personal data (including, without limitation, clinical trial data and other personal health data) (collectively, Process or Processing) may be subject to independent and overlapping data security and privacy regulatory frameworks in the various jurisdictions in which we operate. These frameworks are evolving and may impose potentially conflicting obligations. For example, in the European Economic Area (EEA), the General Data Protection Regulation, which became effective May 25, 2018, governs the processing of personal data (EU GDPR), and in the United Kingdom, as of January 1, 2021, the EU GDPR as incorporated into UK law along with the UK Data Protection Act 2018 (UK GDPR, and together with EU GDPR, the GDPR), governs the Processing of personal data. The GDPR applies to any company established in the EEA or United Kingdom and to companies established outside the EEA or United Kingdom that Process personal data in connection with the offering of goods or services to data subjects in the EEA or United Kingdom or the monitoring of the behavior of data subjects in the EEA or United Kingdom.

The GDPR enhances data protection obligations for data controllers (such as clinical trial sponsors) of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” Processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and United Kingdom to countries that do not ensure an adequate level of protection for personal data (the Third Countries), including the United States. Such transfers of personal data outside of the EEA and United Kingdom are prohibited unless a valid transfer mechanism, as recognized by GDPR (for example, the European Commission approved Standard Contractual Clauses (SCCs)) has been put in place. In the past, companies in the United States were able to rely upon the EU-U.S., UK-U.S., and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EEA, United

Kingdom and Switzerland to the United States. In July 2020, the Court of Justice of the European Union (CJEU) in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. In the same decision, the CJEU deemed that the SCCs are a valid mechanism; however, the CJEU stated that transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the destination country where the data importer is based (the Transfer Equivalence Test). If the standard is not met, companies are required to adopt “supplementary measures”. Subsequently, the European Data Protection Board provided guidance on how to achieve these supplementary measures and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. The European Commission on June 4, 2021 issued new forms of SCCs (replacing the old SCCs adopted under the Data Protection Directive) for data transfers from controllers or processors subject to the GDPR, to controllers or processors established outside the EEA. The United Kingdom has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum (IDTA), which enables transfers from the United Kingdom and has implemented a similar Transfer Equivalence Test. We will be required to carry out Transfer Equivalence Tests and transition to the new form of SCCs and IDTA in relation to our existing agreements with service providers located outside the United Kingdom or EEA (in a country which has not been deemed adequate by the European Commission or United Kingdom) who we utilize for the Processing of UK or EEA personal data and any other parties outside the United Kingdom or EEA who we transfer UK or EEA personal data to. The international transfer obligations under the EEA and United Kingdom data protection regimes will require effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data transferred, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. Any inability to transfer personal data from the EEA to the United States in compliance with GDPR may impede our ability to conduct trials and may adversely affect our business and financial position. Although the United Kingdom is regarded as a Third Country under the EU GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR (the Adequacy Decision) and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

The UK government has also now introduced a Data Protection and Digital Information Bill (the UK Bill) into the UK legislative process. The aim of the UK Bill is to reform the United Kingdom’s data protection regime following Brexit, as described below. If passed, the final version of the UK Bill may create more dissimilarities between the United Kingdom and EEA data protection regimes and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall compliance risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Failure to comply with the requirements of the GDPR and the related national data protection laws of EEA Member States may result in fines (up to €20.0 or £17.5 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for material and non-material damages resulting from infringement of the GDPR. Additionally, other countries outside of the EEA and United Kingdom have enacted or are considering enacting similar privacy and data protection laws, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted the Personal Information Protection Law (PIPL), and Canada introduced the Digital Charter Implementation Act.

In the United States, California enacted the California Consumer Privacy Act (CCPA) which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered businesses to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information, as well as the right to request, modify, and delete personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review in June 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act (CPRA) amends the CCPA and was passed by California voters in November  2020. The CPRA creates additional obligations with respect to processing and storing personal information, which became effective on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states (Virginia, Colorado, Connecticut and Utah) have also passed omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Such state privacy laws may provide exceptions for certain activities involving data collected in the context of clinical trials, such as personal information collected as part of a clinical trial that may be subject to the Federal Policy for the Protection of Human Subjects, pursuant to good clinical practice guidelines issued by the International Council for Harmonisation or pursuant to human subject protection requirements of the United States Food and Drug Administration, as well as personal information governed by California’s Confidentiality of Medical Information Act, and PHI governed by HIPAA. We cannot yet determine the impact the CCPA, CPRA, VDCPA or other such existing or future laws, regulations and standards may have on our business.

In China, the Standing Committee of the National People’s Congress of the People’s Republic of China (SCNPC) promulgated the PIPL, which became effective in November 2021. The PIPL provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The PIPL requires foreign entities who process personal information of persons in China outside of China for the foregoing purposes to establish an agency or designate a representative within China to be responsible for personal information protection, and submit the name and contact information of the such agency or representative to competent authorities. Personal information is broadly defined under the PIPL as all kinds of information relating to any identified or identifiable natural person, whether it is in an electronic form or any other form, excluding any anonymized information. The PIPL also provides that critical information infrastructure operators (CIIOs) and personal information processing entities that process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Additionally, the PIPL provides that any foreign organizations or individuals engaging in personal information processing activities that infringe the rights of Chinese citizens or endanger China’s national security or public interests may be included in a list of entities subject to restrictions or prohibitions on the provision of personal information. Lastly, the PIPL contains proposals for significant fines for serious violations of up to RMB50 million, or 5% of annual revenues from the prior year, and penalties, including that companies found to have violated the PIPL may be ordered to suspend any related activity by competent authorities.

Given the breadth and depth of changes in data protection obligations, achieving and maintaining compliance with applicable data protection laws and regulations such as HIPAA, the GDPR, the PIPL, and various state laws will require significant time, resources and expense, and we may be required to put in place new or additional mechanisms to ensure compliance with current, evolving and new data protection requirements. This may be an onerous undertaking and adversely affect our business, financial condition, results of operations and prospects.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation provide that ongoing clinical trials previously authorized under the Directive can remain under the Directive, or they can transition to the Regulation. By January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation.  The new Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State) and aims at simplifying and streamlining the approval of clinical studies in the European Union. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.

European drug review and approval

In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization (MA). There are two main types of MAs:

•

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the EMA, and is valid throughout the entire territory of the European Union and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway) (EEA). The centralized procedure is mandatory for certain types of products, including products produced by certain biotechnological process, products designated as orphan medicinal products, advanced-therapy medicinal products (i.e., gene-therapy, somatic cell therapy, or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure, the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, which makes the final decision to grant an MA within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•

National MAs, which are issued by the competent authorities of the Member States of the European Union and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC) and a draft of the labeling and package leaflet, all of which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment report, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all of the Member States (i.e., in the RMS and the Concerned Member States).

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

European data and market exclusivity

In the European Union, innovative medicinal products (including both small molecules and biologic medicinal products), sometimes referred to as new active substances, approved on the basis of a complete, independent data package, qualify for eight years of data exclusivity upon receipt of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the European Union, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the European Union until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests, and clinical trials.

European orphan drug designation and exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that: (1) are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than 5 in 10,000 persons in the European Union when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or, if such a method exists, the product in question would be of significant benefit to those affected by the condition.

In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, and ten years of market exclusivity is granted following marketing approval for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, an MA may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process in the European Union.

European pediatric investigation plan

In the European Union, companies developing a new medicinal product must agree upon a pediatric investigation plan (PIP) with the EMA’s Pediatric Committee (PDCO), and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted an MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the MA application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (meaning there is no satisfactory method of diagnosis, prevention, or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage), and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MA application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme, facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Post-approval requirements

Similar to the United States, in the European Union, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. This obligation to appoint a qualified person for pharmacovigilance similarly applies in the United Kingdom. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MA applications must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Much like in the United States by virtue of the Anti-Kickback Statute, the provision of benefits or advantages to physicians or other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.

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

The European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the fiscal and debt crises experienced by many countries in the European Union. Reference pricing used by various European Union Member States and parallel trade (arbitrage between low-priced and high-priced Member States) can further reduce prices. Special pricing and reimbursement rules may apply to orphan medicinal products. Inclusion of orphan medicinal products in reimbursement systems tends to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use, and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply.

Brexit and the regulatory framework in the United Kingdom

The United Kingdom officially withdrew from the European Union on January 31, 2020 (commonly referred to as Brexit), and the European Union and the United Kingdom have concluded a trade and cooperation agreement (TCA) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current European Union regulations, but it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the European Union, and the TCA does not provide for mutual recognition of United Kingdom and European Union pharmaceutical legislation.

For example, Great Britain is no longer covered by the European Union’s procedures for the grant of centralized MAs (as a result of the Northern Ireland Protocol, Northern Ireland will be covered by the centralized authorization procedure and can be covered as a Concerned Member State under the decentralized or mutual recognition procedures). A separate MA is therefore required to market drugs in Great Britain. All medicinal products with a valid centralized MA on January 1, 2021 were automatically converted into Great Britain MAs (unless the MA holder opted out of such a conversion). For a three year period from January 1, 2021, the MHRA, may adopt decisions taken by the European Commission on the approval of new MAs through the centralized procedure, and the MHRA will have regard to MAs approved in a country in the EEA (although in both cases a an MA will only be granted if any Great Britain-specific requirements are met) in order to more quickly grant a Great Britain MA. Various national procedures are now available to place a drug on the market in the United Kingdom, Great Britain, or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required).

Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-MA orphan designation (as there is in the European Union) in Great Britain, and the application for orphan designation will be reviewed by the MHRA at the time of an MA application for a United Kingdom or Great Britain MA. The criteria for orphan designation are the same as in the European Union, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the European Union, and the prevalence of the condition must be no more than 5 in 10,000 persons in Great Britain).

In addition, in January 2021, the Innovative Licensing and Access Pathway (ILAP) was established in the United Kingdom. ILAP aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need in the United Kingdom. The first step in ILAP is receipt of an Innovation Passport, which allows for enhanced engagement with the MHRA and its partner agencies. Once an Innovation Passport has been granted, the next step in the pathway is the preparation of a target development profile (TDP) document by the MHRA and its partner agencies. The TDP sets out the regulatory and development milestones, identifies potential pitfalls and creates a roadmap to achieving early patient access in the United Kingdom.

The United Kingdom has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the United Kingdom will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, but the MHRA opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation took place from January 17, 2022 until March 14, 2022, and the MHRA is currently analyzing feedback.

China — HGRAC

According to the Interim Measures for the Administration of Human Genetic Resources, promulgated by China’s Ministry of Science and Technology (MOST) and Ministry of Health (MOH) jointly on June 10, 1998, an additional approval is required for any foreign companies or foreign affiliates that conduct trials in China. Prior to beginning a trial, the foreign sponsor and the Chinese clinical trial site are required to obtain approval from the Human Genetic Resources Administration of China (HGRAC), which is an agency under the MOST, to collect any biological samples that contain the genetic material of Chinese human subjects, and to transfer cross-border the samples or associated data. Furthermore, one of the key matters that is subject to the HGRAC review and approval process is the IP sharing arrangement between Chinese and foreign parties. The parties are required to share patent rights to inventions arising from the analysis of the samples. Conducting a clinical trial in China without obtaining the relevant HGRAC preapproval will subject the sponsor and trial site to administrative liability, including confiscation of HGRAC samples and associated data, and administrative fines.

In July 2015, the MOST issued the Service Guide for Administrative Licensing Items concerning Examination and Approval of Sampling, Collecting, Trading, Exporting Human Genetic Resources, or Taking Such Resources out of the People’s Republic of China (PRC), which provides that foreign-invested sponsors that sample, collect, or research human genetic resources in clinical trials shall be required to apply for approval of the China Human Genetic Resources Management Office through its online system. In October 2017, the MOST issued the Circular on Optimizing the Administrative Examination and Approval of Human Genetic Resources, which simplified the approval for sampling and collecting human genetic resources for the purpose of commercializing a drug in the PRC. In May 2019, the State Council of PRC issued the Human Genetic Resources Regulation (HGR Regulation), which became effective in July 2019. The HGR Regulation regulates the collection, preservation, usage and provision abroad of China’s human genetic resources. According to this regulation, “human genetic resource” includes human genetic resource materials (such as organs, tissues, cells and other genetic materials containing human genome, genes and other genetic materials) and information (including data generated from human genetic resources materials). The MOST is responsible for the management of human genetic resources at the national level, and the administrative departments of science and technology under the provincial governments are responsible for the management of human genetic resources at local level. Foreign entities, individuals and such entities established or actually controlled by foreign entities are not allowed to collect or preserve China’s human genetic resources or provide human genetic resources abroad. If foreign entities and individuals and foreign-established or foreign-de facto controlled entities intend to use China’s human genetic resources for conducting scientific research, they must comply with the applicable Chinese laws, regulations and rules (including any approval requirements) and carry out such research through collaboration with Chinese research institutions, universities, medical institutions or enterprises. The HGR Regulation formalized the approval requirements pertinent to research collaborations between Chinese and foreign-owned entities. Pursuant to the new rule, a new notification system (as opposed to the advance approval approach originally in place) is put in place for clinical trials using China’s human genetic resources at clinical institutions without involving the export of human genetic resources outside of China.

In October 2020, the SCNPC promulgated the Biosecurity Law of the People’s Republic of China (the Biosecurity Law), which became effective in April 2021. The Biosecurity Law reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative fines significantly in cases in which foreign entities are alleged to have collected, preserved or exported Chinese human genetic resources. The Biosecurity Law, which takes the form of national law, gives the MOST more power and discretion to regulate human genetic resource, and further demonstrates the commitments of protecting human genetic resources and safeguarding state biosecurity by the government.

In December 2020, the SCNPC adopted amendments to the Criminal Code of the People’s Republic of China, effective as of March  2021, which criminalize the illegal collection of China human genetic resources, the illegal transfer of China human genetic resources materials outside of China, and the transfer of China human genetic resources data to foreign parties or entities established or actually controlled by them without going through security review and assessment. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to seven years, and/or a criminal fine.

In March 2022, the MOST released the Draft Implementing Rules of the Regulation on the Administration of Human Genetic Resources (Draft for Comment) (the Draft Implementing Rules), which provide operational details for the HGR Regulation. The Draft Implementing Rules clarify that foreign de facto controlled entities includes: (a) overseas organizations or individuals directly or indirectly hold more than 50% of the shares, equity, voting rights, property shares or other similar rights and interests of the institution; (b) although the shares, equities, voting rights, property shares or other similar rights and interests of institutions directly or indirectly held by overseas organizations and individuals lower than 50%, the voting rights or other rights and interests of decision-making bodies they enjoy have the sufficient influence on the decision-making and internal management of the institution; (c) the agreement or other arrangement of the overseas organization or individual is sufficient to exert a significant influence on the decision-making, operation and management of the institution and other major matters; and (d) other circumstances identified by the MOST. The Draft Implementing Rules also provide that administrative approvals are applicable to the collection of human genetic resources within the territory of the PRC, such as, important genetic family, human genetic resources in specific regions, the collection activities for large-scale population studies with more than 3,000 cases. Lastly, the Draft Implementing Rules provide that the parties in a Chinese-foreign cooperative research may mutually agree on attribution of intellectual property derived from such cooperative research utilizing China-Sourced human genetic resources; if no agreement is reached or such agreement is not clear, the intellectual property shall be shared according to the contribution of the parties. As the Draft Implementing Rules were released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.

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

Manufacturing

We do not own or operate any manufacturing facilities and currently do not have any plans to do so in the future. As such, we are developing robust and replicable manufacturing processes and analytical methods in concert with world-class, global CMOs. Additionally, we plan to maintain efficient use of inventory, leveraging advanced supply chain planning capabilities and storing inventory at the most strategic points of the value chain to ensure reliability of supply for EQRx and our combination partners, as appropriate.

For clinical supply, we use CMOs that act in accordance with the FDA’s cGMP for the manufacture of drug substance and product. Today, we rely on third parties for the production of all of our clinical supply drug substance and drug product and we expect to continue to do so in the future. We use additional CMOs to fill, label, package, store and distribute investigational drug products. It is our intent to identify and qualify additional CMOs to provide drug substance and drug product services (including packaging and distribution) as products move into the regulatory approval stage for any product candidates that complete clinical development. In parallel, we are designing our supply chains for late-stage clinical programs with dual sourcing of both drug substance manufacturing and drug product formulation.

All of our CMOs have Quality Management Systems in line with U.S., EU and UK regulatory expectations and our internal quality function has full oversight responsibility, including on-site pre and post approval inspections, for those suppliers. The quality oversight is ensured through the supply and quality agreements agreed with all of our suppliers.

We will continue to evaluate whether there is strategic benefit to internalizing certain technologies or processes. This assessment will be based on our priorities of quality, reliability, and value, as well as risk management factors, including supply constraints and geopolitical concerns.

Human Capital

As of December 31, 2022, we had 362 full-time employees, of whom 74 have M.D. and/or Ph.D. degrees. At such date, we also had one part-time employee, and approximately 59 consultants/contractors. Within our workforce, 190 employees of those were engaged in research and development and 173 were engaged in business development, commercial, finance, legal, and general management and administration as of December 31, 2022. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong, as evidenced by our receipt of more than 50 awards for company culture and leadership, including 20 awards in 2022.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

In February 2023, we announced a reduction in force as part of our continued drive to further increase operational efficiency and streamline expenses.

Corporate Information

The mailing address for our principal executive office is 50 Hampshire Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 315-2255. Our website address is https://eqrx.com. The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors” section.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and price of our securities. In addition, there are additional risks not described below that either are not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our securities.

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

We currently do not have any products approved for commercial sale and cannot guarantee that we will ever receive necessary regulatory approvals to commercialize any products. Further, we have not generated any revenue to date. Our ability to become and remain profitable depends upon our ability to generate revenue from product sales or execute other business arrangements. Our current product candidates are in various stages of development, and we do not expect to generate any revenue from the sale of approved products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our products, if approved. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete our ongoing and planned preclinical and clinical studies for our pipeline programs;
•	timely file and gain acceptance of INDs for our programs in order to commence planned clinical trials or future clinical trials;
•	successfully enroll subjects in, and timely complete, our ongoing and planned clinical trials;
•	obtain data and other development support from our license partners or other third-party collaborators, including Hansoh, CStone, G1, and their collaborators;
•

initiate and successfully complete all safety and efficacy studies required to obtain regulatory approval for our product candidates, and additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates;

•

successfully demonstrate to the satisfaction of the FDA; the EMA; the MHRA, or comparable regulatory authorities the safety and efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;

•	successfully manage the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates, if any;
•	obtain the timely receipt of necessary marketing approvals from the FDA, EMA, MHRA or comparable regulatory authorities;
•	make arrangements with third-party manufacturers for clinical supply and commercial manufacturing or establish commercial manufacturing capabilities;
•	obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
•	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payers;
•	position our product candidates to effectively compete with other therapies, including with evolutions in standard of care for the indications that our product candidates are targeting;
•	obtain and maintain healthcare coverage and adequate reimbursement and pricing terms for our products;
•	enforce and defend intellectual property rights and claims; and
•	maintain a continued acceptable safety profile of our products following approval.

Due to the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of any revenues, the extent of any further losses or if or when we might achieve profitability. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, including through implementation of our initial commercialization strategy in certain markets and for certain products, we may never generate revenue that is sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable could decrease the value of our shares and impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

Our business and pricing models are untested and may never be successful or generate sufficient revenue to lead to profitability.

We are building a pipeline of innovative new product candidates to address diseases like cancer and immune-inflammatory diseases that are the top categories of drug spend today and that we expect will continue to be in the future. By leveraging proven druggable targets and with a focus on efficiency, together with a goal of establishing partnerships with health systems and payers, we anticipate a higher probability of program development and regulatory success, a lower risk-adjusted cost of drug development and a more streamlined access model, which we intend to translate into reduced operating expenses for us and lower product prices for payers and health systems. We believe our model when combined with our planned commercialization strategy has the potential to change drug pricing dynamics for the benefit of patients worldwide. However, each aspect of our business and pricing model is untested in the pharmaceutical industry, and any of the assumptions underlying our expectations may be incorrect. For example, we  need to regularly reevaluate our portfolio, the costs to bring our candidates to market and the anticipated prices we may ultimately charge.  We have in the past, and may in the future, pivot on our pricing strategy if there are additional costs to seeking regulatory approval (such as our recent decision with respect to our U.S. plans for certain pipeline assets). We may adopt market-based pricing for other product candidates and other markets beyond aumolertinib and lerociclib in the United States, and may need to abandon our initial mission to develop and deliver innovative medicines to patients at lower prices. There can be no assurance that our proposal to deliver innovative medicines to patients at lower prices will achieve market acceptance or be able to compete effectively with existing models or models introduced in the future, or that we will ever be able to achieve proof of concept. Moreover, there is no guarantee that we will be able to deliver innovative medicines at lower prices in all markets, and we may determine not to seek approval of certain product candidates, or market certain products, in jurisdictions where we do not consider it to fit within our overall strategy.

In addition, our commercialization strategy assumes that we build at scale.  However, we may not achieve the size, scale or market power that we intend, for a variety of reasons, including but not limited to, our inability to generate enough interest from health systems and payers, our inability to create strategic partnerships and enter into definitive agreements with health systems and payers, or have achieved sufficient regulatory approvals to have a catalog of approved medicines to commercialize. Given the novel nature of our initial commercialization strategy, external pricing and market pressures, and differing views on our ability to change the pharmaceutical pricing model, we are unable to accurately predict the timing or number of relationships we will establish and the amount of revenue generated from any such relationships, if any. We may not even be able to implement our initial model if we are required to incur unanticipated expenses to obtain regulatory approvals. Price competition from large pharmaceutical companies may persist or even increase despite any changes in market dynamics, which may further limit our ability to affect drug pricing discussions from a market demand standpoint. Our business, including our anticipated pricing model where implemented, may never be successful or generate sufficient revenue to lead to profitability. Our competitors or new market entrants may adopt similar pricing models, or novel or otherwise more favorable pricing models, including increasing rebates or implementing higher rebates across their portfolio of products, leading to significant price competition and/or reducing or eliminating our competitive advantage, each of which could adversely affect our revenues.

Our business model requires us to scale our pipeline through increasing our number of product candidates (by in-license, discovery alone or in partnership, or acquisition), and developing such product candidates, which we may be unable to successfully achieve or maintain.

Our business model requires us to scale through the development or acquisition of many additional product candidates, which we may be unable to achieve or maintain. Our business model requires that we continually review, evaluate and consider potential acquisitions of product candidates and development rights. In such evaluations, we will be required to make difficult judgments regarding the value of such additional product candidates. We may not be successful in identifying attractive opportunities for product candidates, or even if so, the opportunity for a product candidate may not materialize as anticipated due to any number of reasons including costs required to obtain approvals or competing products, including evolution in standard of care. For example, we recently decided not to pursue U.S. market approval for sugemalimab in certain indications because of additional regulatory requirements.  Even if we are successful in identifying attractive asset opportunities, we may not successfully execute a transaction on terms acceptable to us, due to lack of financial resources or other reasons. We may also experience increased competition for attractive assets from other pharmaceutical companies, many of which have significantly more resources than we do. We may also experience additional challenges in the acquisition of certain assets, including but not limited to geopolitical considerations when acquiring assets from outside the United States. The time and effort involved in attempting to identify acquisition candidates and to consummate acquisitions may also divert the attention of members of our management from the operations of our company.

Even if we are successful in acquiring additional product candidates, we may not successfully integrate them into our existing operations or derive the anticipated benefits of such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investments. For example, we have opted not to pursue development in certain indications or certain markets of product candidates for which we have rights, and may choose to do so again in the future, because the cost and expense to obtain approval for such product candidates may not be compatible with our business model (e.g., our recent decisions with respect to sugemalimab), or for other reasons. Given our limited resources, we may also forego acquisition of product candidates that later prove to have greater commercial potential. Product candidates that we acquire will also be subject to the risks and uncertainties associated with developing product candidates.

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

As of December 31, 2022, we had 362 full-time employees, one part-time employee, and approximately 59 consultants/contractors. In February 2023, we announced a reduction in force. While we believe this decision will further increase operational efficiency and streamline expenses, it could have a negative impact our ability to grow our organization when and as appropriate. In addition, employees may decide to seek other opportunities given the reduction in force or our recent change in near term strategy for the United States.  If we are not successful in retaining our employees, it could have a negative impact on our business.  Further, there is a risk that we will not have sufficient or appropriately skilled personnel necessary to support our operations at any given time.  Moreover, as we continue development of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, commercial and other capabilities or contract with third parties to provide these capabilities for us.  As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of our management. Our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to these activities, including identifying, recruiting, integrating, maintaining, and motivating additional employees, managing our research and development efforts effectively, including the clinical trials and the FDA’s or other regulatory authorities’ review processes for our product candidates, while complying with our contractual obligations to contractors and other third parties and improving our operational, financial and management controls, reporting systems and procedures.

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

Our success and future growth largely depend on our ability to increase awareness of our platform and offerings, and on the willingness of healthcare system participants to purchase our lower-priced future medicines for the treatment of patients. We believe most healthcare system participants make prescribing or purchasing decisions for healthcare products and services on the basis of traditional factors, such as clinical data, insurance coverage and availability at nearby pharmacies or healthcare facilities. To effectively market our platform and products, we must educate healthcare system participants about the benefits of our platform and offerings. We cannot provide assurances that we will be successful in changing prescribing or purchasing habits of healthcare system participants or that we will achieve broad market education or awareness among healthcare system participants. Even if we are able to raise awareness among healthcare system participants, they may be slow in changing their habits and may be hesitant to use our platform and offerings for a variety of reasons, including but not limited to:

•	lack of experience with our company and products, and concerns that we are relatively new to the industry;
•	existing perceptions that medicines that are priced at lower prices are inferior in safety or efficacy to higher priced market leaders;
•	perceived health, safety or quality risks associated with the use of a new platform or product;
•	perception that we do not provide adequate discounted prices or only offer savings for a limited selection of medications;
•	traditional or existing relationships with pharmacies, pharmacists, pharmacy benefit managers (PBMs), group purchasing organizations or other providers;
•	competition and negative selling efforts from competitors, including competing offerings and price matching programs;
•

concerns that our product candidates are not as safe or effective as first-to-market medicines, including because clinical development of our product candidates in some cases will have been performed by our licensors or other third parties; and

•	pre-existing or intractable prescribing habits among doctors or guidelines among payers that limit products like ours from gaining market share.

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

Our success depends in part on our ability to effectively attract and acquire third-party collaborators and retain our existing collaborators, across several strategic areas, including acquiring additional product candidates, establishing our commercialization network, and conducting research collaborations. We have made significant investments related to attracting, acquiring and retaining third-party collaborators but cannot assure you that our efforts will be effective or that benefits realized from our partnerships with any new third-party collaborators will ultimately exceed the costs incurred in attracting, acquiring or retaining such collaborators. If we fail to deliver products at lower prices or fail to have a sufficient catalog of medicines, we may be unable to attract or retain payer purchasers, which may impede our efforts to attract, acquire or retain third-party business collaborators. If we are unable to attract, acquire or retain third-party collaborators at a rate sufficient to grow our business, we may be unable to maintain the scale necessary for operational efficiency and to drive beneficial and self-reinforcing network effects across the broader healthcare ecosystem, which may adversely impact consumer interest in our offerings, in which case our business, financial condition and results of operations would be adversely affected.

Our collaborations with third parties are also subject to a number of risks, including but not limited to:

•	adverse decisions by a third party regarding the amount and timing of resource expenditures for the development and commercialization of product candidates;
•	possible disagreements as to the timing, nature and extent of development plans, including clinical trials or regulatory approval strategy;
•	delays or non-performance by our collaborators in performance of their contractual obligations, including timely delivery of data to us, or delivery of data that does not meet contractual obligations;
•	lack of alignment between specifications for products and specifications that have been or might be approved by regulatory authorities;
•	the right of a third-party business collaborator to terminate its agreement with us on limited notice upon the occurrence of certain defined events;
•	loss of significant rights if we fail to meet our obligations under a collaboration agreement;
•	withdrawal of support by a third-party business collaborator following change of that collaborator’s corporate strategy or due to competing priorities;
•	changes in key management personnel at a third-party business collaborator that are members of the collaboration’s various operating committees; and
•

possible disagreements with a third-party business collaborator regarding a collaboration agreement, including with respect to ownership of proprietary rights, such as inventions discovered under the applicable collaboration agreement.

Due to these factors and other possible disagreements with our third-party collaborators, we may be delayed or prevented from developing, manufacturing or commercializing product candidates or we may become involved in litigation or arbitration, which would be time-consuming and expensive.

For additional information regarding the risks that may apply to our relationships with third parties, see the section entitled “— Risks Related to Our Strategic Agreements and Relationships with Third Parties” appearing elsewhere.

We may not successfully identify, complete or manage strategic transactions.

We regularly evaluate a variety of potential strategic transactions globally, including mergers, acquisitions, divestitures, joint ventures, and other strategic alliances that could further our strategic business objectives. Such transactions and investments present significant challenges and risks. We may not successfully identify potential strategic transactions to pursue, may not have counterparties willing to transact with us, or we may not successfully identify or manage the risks presented by these strategic transactions, or complete such transactions. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks.

With respect to mergers, acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with applicable laws. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits.

Any of these risks could materially and adversely affect our business, product sales, financial condition, results of operations, cash flows and stock price.

Risks Related to Our Financial Position, Capital Requirements and Limited Operating History

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant operating losses since inception. Our net losses were $169.1 million and $100.0 million for the years ended December 31, 2022 and 2021, respectively, which included non-cash income of $161.7 million and $95.9 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at December 31, 2022 and 2021, respectively. We had an accumulated deficit of $527.6 million and $358.5 million as of December 31, 2022 and December 31, 2021, respectively. We have funded our operations principally from the sale of equity securities and our Merger with receipt of funds from the trust account in the Business Combination. We have devoted most of our financial resources to the research and development of product candidates and the acquisition of products and development rights through business development transactions. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to invest in the acquisition of additional assets to scale our business and development of our product candidates. If we do not successfully implement our operating plan, or the assumptions about our operating plan and costs do not prove accurate, we may be required to see additional capital sooner than anticipated. Further, we expect to continue to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, and regulatory requirements, maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations. We will need to generate significant additional revenue to achieve and sustain profitability or we may be required to seek additional sources of capital. Our failure to achieve or sustain profitability or raise needed capital could negatively impact the value of our securities.

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

Our limited operating history and our evolving business make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

•	accurately forecast our revenue, cash runway and plan our expenses;
•	attract new payers and health systems and retain and expand relationships with existing payers and health systems;
•	successfully introduce new products and services;
•	successfully compete with current and future competitors;
•	successfully expand our business in existing markets and enter new markets and geographies;
•	comply with existing and new laws and regulations applicable to our business and the industry in which we operate;
•	anticipate and respond to macroeconomic changes as well as changes in the markets and geographies in which we operate;
•	maintain and enhance the value of our reputation and brand;
•	maintain and expand our relationships with payers, health systems and other third parties;
•	successfully execute on, or adapt, our sales and marketing strategies to the regulatory environment;
•

retain, and when appropriate, hire and integrate, talented people at all levels of our organization consistent with our operational priorities and budget, particularly in light of our recently announced reduction in force;

•	expand through future acquisitions and successfully identify and integrate acquired entities;
•	successfully in-license or acquire other products and technologies and the terms of these transactions;
•	pursue viable product candidates across a variety of indications and disease areas with a lower cost model;
•	successfully prepare, file, prosecute, maintain, expand, defend and enforce patent and other intellectual property rights related to our programs; and
•	effectively manage our growth.

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

Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially. These estimates and assumptions include estimates of the total addressable market for our product candidates, assumptions regarding consumer demand and performance and assumptions regarding our ability to meet increased demand. These estimates and assumptions are subject to various factors beyond our control, including, for example, changes in consumer demand, increased costs in the supply chain, increased labor costs, changes in the regulatory environment, the impact of global health crises and changes in our senior management team. Our financial projections constitute forward-looking statements, are for illustrative purposes only and should not be relied upon as necessarily being indicative of future results. The assumptions and estimates underlying such financial projections are inherently uncertain and are subject to a wide variety of significant business, economic, competitive and other risks and uncertainties. Actual results may differ materially from the results contemplated by the financial projections. Our independent auditors have not studied, reviewed, compiled or performed any procedures with respect to the projections, and accordingly, they did not express an opinion or provide any other form of assurance with respect thereto. While all financial projections, estimates and targets are necessarily speculative, we believe that the preparation of financial projections involves increasingly higher levels of uncertainty the further out the projection, estimate or target extends from the date of preparation. Accordingly, there can be no assurance that the prospective results are indicative of our future performance or that actual results will not differ materially from those presented in the financial projections.

We have estimated the sizes of the market opportunities for our current and future product candidates, and these market opportunities may be smaller than we estimate.

Our estimates of the total addressable markets for our product candidates, the portions of those markets that we may be able to capture, and related expected timelines are based on a number of internal and third-party estimates and the prices at which we expect our competitors to sell their products in the future. If our estimates are incorrect, or if our competitors adapt their pricing strategy, the total addressable market through which we can sell our current and future product candidates may be significantly smaller than we estimate. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct, and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. If we are delayed in obtaining approvals in certain markets or if we do not receive full approvals, our estimated revenue opportunity will be lower as we will not be able to commercialize products as early as anticipated (such as our decision to pursue our first commercial approvals ex-United States and delay filing for FDA approval of aumolertinib in the United States). This and similar decisions for other candidates may in turn limit or slow our ability to grow at scale. As a result, our estimates of the annual addressable market for our product candidates may prove to be incorrect. If our estimates regarding total addressable market or patient populations, the price at which we can sell future products or the addressable market for our products candidates are lower than we have estimated, it may impair our sales prospects and have an adverse impact on our business.

We will require substantial additional funding to achieve our business goals. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect to require substantial additional capital to obtain regulatory approval and commercialize our later stage pipeline candidates, continue to develop our existing pipeline assets, and add to our growing product pipeline. Because the outcome of any preclinical or clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of any future product candidates we may identify.  Nor can we reasonably estimate when we will generate sufficient revenues from any approved products to support our business objectives.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Our future need for additional funding depends on many factors, including:

•	the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any other product candidates we may develop and pursue in the future;
•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;
•

the scope, progress, results and costs of expanding our product candidate pipeline, as well as developing our pipeline candidates, as well as additional product candidates we may develop and pursue in the future;

•	the number of future product candidates that we may pursue and their development requirements, including any additional clinical trials that may be required;
•	costs associated with our commercial strategy and ability to generate sufficient revenues therefrom;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including through our existing drug engineering and other collaborations;
•	our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
•	our headcount and associated costs as we evolve our organization to meet our strategic objectives;
•

the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•	the costs of operating as a public company.

Additional funds may not be available when we need them, on terms that are acceptable, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate one or more research or development programs or the commercialization of any product candidates or be unable to expand operations or otherwise capitalize on business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations.

Furthermore, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our securities to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest may be diluted, and the terms of those securities may include liquidation or other preferences that may adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing, and the failure to achieve such milestones by certain dates could force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

If we engage in other acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of indebtedness or contingent liabilities;
•	the issuance of our equity securities which would result in dilution to our stockholders;
•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
•	difficulties in retaining key employees and personnel and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations. Any such transactions that require us to provide cash or stock consideration  could harm our financial condition and negatively impact our existing stockholders.

We have broad discretion in the use of capital from the Business Combination and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

Our management has broad discretion in the application of our cash and cash equivalents and could spend the proceeds in ways that do not enhance the value of our securities. We may expend our resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there may be a greater likelihood of success. The failure by our management to apply these funds effectively could result in a negative impact on our business, cause the price of our securities to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents, including the net proceeds from the Business Combination, in a manner that does not produce income or that loses value. If we do not invest or apply the proceeds of this offering in ways that improve our operating results, we may fail to achieve expected financial results, which could cause the price of our securities to decline.

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

We have not yet demonstrated our ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Certain of our programs are still in preclinical development and may never advance to clinical development. If we are required to conduct additional preclinical studies or clinical trials of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	incur significant additional costs in connection with the conduct of such additional preclinical studies or clinical trials;
•	be delayed in obtaining regulatory approval for our product candidates and the competitive landscape and market opportunity may have evolved;
•	not obtain regulatory approval at all;
•	obtain regulatory approval for indications or patient populations that are not as broad as intended or desired;
•	be subject to post-marketing testing requirements after obtaining regulatory approval; or
•	experience having the product removed from the market after obtaining regulatory approval.

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

Currently, all our product candidates are in preclinical and clinical development. It is impossible to predict when or if any of our product candidates will receive regulatory approval. We have submitted marketing authorization applications to the MHRA and EMA for aumolertinib in the 1L treatment of adult patients with locally advanced or metastatic EGFR-mutated NSCLC and sugemalimab in combination with chemotherapy for the 1L treatment of adult patients with metastatic NSCLC, we are unable to predict when or if we will receive regulatory approvals for these product candidates in the United Kingdom or the European Union. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate in humans the safety and efficacy of our drug product candidates or the safety, purity and potency of our biologic product candidates to the satisfaction of the FDA, EMA, MHRA or comparable regulatory authorities. Clinical testing is expensive, difficult to design and implement, and can take many years to complete, and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. Our preclinical studies and ongoing and future clinical trials may not be successful, which will limit our ability to execute on our business model effectively.

Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA, MHRA or comparable regulatory authorities. The FDA or other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or they may object to elements of our clinical development program, requiring their alteration. For example, the FDA indicated that it currently would not accept the existing data from the pivotal studies by our Chinese license partners for aumolertinib or sugemalimab as the sole evidence to support a marketing authorization application, and additional clinical trials to address data applicability to U.S. clinical practice would be required for FDA approval. See “— If regulators do not accept data from our license partners generated in other jurisdictions as a basis for regulatory approvals in our target markets, or we experience delays in obtaining data from our license partners, or if we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented” below. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates had performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Furthermore, the outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Additionally, there is no assurance that the clinical data from any of our planned clinical trials or clinical trials sponsored by our collaboration partners in China, where the patients are predominately of Chinese descent, will produce similar results in patients of different races, ethnicities or those of non-Chinese descent.

If we are required or choose to fund and conduct additional clinical trials or other testing of our product candidates beyond those that we had contemplated (including the additional trials that the FDA indicated would be required for aumolertinib and sugemalimab), if we are unable to successfully complete clinical trials of our product candidates or other testing on time, on budget or at all, if the results of these trials or tests are not positive or are not as positive as we expect, if there are safety concerns, or if the additional delays in obtaining regulatory approval or commercialization put us at a competitive disadvantage, our business and results of operations may be adversely affected, we may incur significant additional costs, and we may need to further adjust our business strategy.  For example, we determined not to seek regulatory approval in the United States of sugemalimab in Stage IV NSCLC or ENKTL, and may make similar decisions for other indications, pipeline candidates or for other markets for our pipeline candidates based on the estimated costs or likelihood to obtain approval.

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

For additional information regarding the risks that may apply to government regulation of our product candidates and operations, see the section entitled “— Risks Related to Government Regulation.”

If regulators do not accept data from our license partners (or their other licensees and sublicensees, as applicable) generated in other jurisdictions as a basis for regulatory approvals in our target markets, or we experience delays in obtaining data from our license partners (or their other licensees,  sublicensees, or collaborators, as applicable), or if we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We are relying on Phase 3 trials conducted in China by our partners, Hansoh and CStone, to form the basis of filings for approval for certain regulatory agencies for aumolertinib and sugemalimab, respectively, based on our view that the proposed development plans for both of these programs meet the guidelines of generalizability of foreign data set forth in the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (ICH) Harmonised Tripartite Guideline (ICH E5). However, the FDA has indicated that it will, and it is possible that other regulatory agencies in our territory may also require, additional clinical trials to support the regulatory application(s) for initial approval. Regulatory acceptance of this pivotal trial data is not a guarantee. The proposed use of trial data from clinical trials conducted in foreign countries as the basis for approval by regulatory authorities may be subject to certain conditions or may not be accepted at all.

The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an on-site inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data unless:  (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met.

In February 2022, the FDA held a public Oncologic Drugs Advisory Committee (ODAC) meeting for a program that had its pivotal trial conducted exclusively in China. There was a single voting question of “Should additional clinical trial(s) demonstrating applicability to U.S. patients and U.S. medical care be required prior to a final regulatory decision?” On the single voting question, the ODAC voted that additional clinical trial(s) should be required to demonstrate applicability to the U.S. population and U.S. medical practice prior to a final regulatory decision. The FDA issued a Complete Response Letter to the applicant for this program, recommending an additional clinical study. Although we subsequently engaged in multiple discussions and written communications with FDA regarding a U.S. regulatory path forward, we will have to conduct additional clinical trials for aumolertinib and sugemalimab in the United States to receive FDA approval.  Accordingly, we are no longer pursuing U.S. regulatory approval for sugemalimab in Stage IV NSCLC or ENKTL, and have delayed our planned U.S. launches beyond the 2023-2025 timeline for our pipeline candidates in other indications.  Moreover, we adjusted our business plan and are now seeking our initial regulatory approvals outside the United States (such as with our marketing authorization applications that we have submitted to the MHRA and the EMA).  We also adapted our pricing strategy in the United States for aumolertinib and lerociclib in light of these challenges.

These additional trials have resulted in significant additional development costs and/or timeline delays, and any further additional trials required could add further costs and delays or even a decision to not seek approval for commercialization in one or more jurisdictions. If we are unable to conduct or complete such additional trials in a manner acceptable to the applicable regulatory authority, we may be forced to abandon development and commercialization of the affected product candidates in the applicable jurisdiction (such as our November 2022 decision with respect to U.S. approval of sugemalimab in Stage IV NSCLC based on multiple discussions and written communications in the prior several weeks with the FDA around possible paths to approval).

Other regulatory authorities in addition to the FDA may implement similar approval requirements. It is also possible that we may have to conduct additional clinical trials to gain approvals in the United Kingdom, Europe, the Middle East, Africa and other regions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, MHRA, or any comparable foreign regulatory authority will accept data from our license partners (or their other licensees and sublicensees, as applicable) generated from trials conducted outside of the United States or the applicable jurisdiction, now or in the future. If the FDA, EMA, MHRA or any comparable foreign regulatory authority does not accept such data, or if they accept such data and later change their policies regarding the use or acceptance of such data, it could result in the need for additional trials, up to and including full reproduction of clinical trials currently intended to support the regulatory application in question.

In addition, our ability to access and use clinical trial data for ongoing trials and any new trials conducted in China will be highly dependent on acceptance and approvals from the Human Genetics Resources Administration of China (HGRAC) and our partners’ obtaining applicable patient consents to provide us with such access. For a description of China’s Personal Information Protection Law (PIPL), see “Business — Government regulation – Personal data processing” in Item 1. There is no guarantee that the HGRAC will not impede our ability to obtain and use clinical trial data for trials conducted in China by our partners in a timely manner or in a way that facilitates our use of such data. We rely on our license partners (or, in some cases, their other licensees or sublicensees) to provide us with significant data and other information related to our product candidates, including preclinical and clinical data. We do not independently verify or audit all of such data (including possibly material portions thereof). As a result, such data may be inaccurate, misleading, or incomplete.

Our reliance on license partners (and their other licensees and sublicensees, as applicable) also subjects us to the risk that we may experience delays in obtaining data from such license partners, delays or difficulties in the initiation or enrollment of clinical trials, or the occurrence of avoidable adverse events (AEs) or serious AEs in such studies, all of which could delay or prevent our receipt of necessary regulatory approvals for our product candidates.

Our current or future product candidates may cause adverse or other undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, MHRA or comparable regulatory authorities. In our ongoing and future clinical trials of our product candidates, we may observe a more unfavorable safety and tolerability profile than was observed in earlier-stage testing of these candidates. In addition, our third-party collaborators, including Hansoh, G1, and CStone, among others, and their other licensees and sublicensees, may also report AEs or undesirable side effects in their studies using the same or similar compounds as ours, which may cause the market to perceive our product candidates to be less safe.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA, MHRA or comparable regulatory authorities, the institutional review boards (IRBs), or independent ethics committees at the institutions at which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent data and safety monitoring board (DSMB) could recommend that we suspend, limit or terminate our trials, or the FDA, EMA, MHRA or comparable regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical trial subjects or may cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that receive our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

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

We may experience delays in initiating or completing our preclinical studies or clinical trials for various reasons, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will not require redesign, will enroll an adequate number of subjects on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including the following:

•	we may receive feedback from regulatory authorities that requires us to modify the design or implementation of our preclinical studies or clinical trials or to delay or terminate a clinical trial;
•	regulators or IRBs or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

preclinical studies or clinical trials of our product candidates may fail to show safety or efficacy or otherwise produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product research or development programs;

•	preclinical studies or clinical trials of our product candidates may not produce differentiated or clinically significant results;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

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

•

we may elect to, or regulators or IRBs or ethics committees may require, or a DSMB may recommend, that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our clinical trials are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	clinical trials of our product candidates may be delayed due to complications associated with the ongoing COVID-19 pandemic;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies that raise safety or efficacy concerns about our product candidates;

•	collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•	the FDA has and the FDA and other regulatory authorities may in the future require us to conduct additional clinical trials to supplement our data packages; and

• the FDA (or another regulatory authority) may refuse to file a New Drug Application (NDA) or Biologics License Application (BLA) (or its equivalent) within 60 days of our submission if it is incomplete or insufficient, including if the FDA believes the data from a clinical trial conducted outside of the United States are not generalizable to the United States (or other applicable) population or otherwise do not meet regulatory requirements.

We could encounter delays if a clinical trial is suspended or terminated by us or our partners, by the IRBs of the institutions at which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such authorities may impose, or recommend in the case of a DSMB, such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, adverse findings upon an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or another regulatory authority may disagree with our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

We intend to investigate our product candidates in combination with other therapies, which exposes us to additional risks.

We intend to investigate our product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other therapies, we would continue to be subject to the risks that the FDA or comparable regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those other therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

In cases where we evaluate our product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or comparable regulatory authorities, we will not be able to market and sell our current product candidates or any product candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

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

•

the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

•	our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•	the cost of manufacturing our product candidates, which may vary depending on the difficulty of manufacture, quantity of production and the terms of our agreements with manufacturers;
•	our ability to attract, hire and retain qualified personnel, including the impact of our recently announced reduction in force;
•	expenditures that we will or may incur to develop additional product candidates;
•	the level of demand, which may vary significantly, for our product candidates should they receive approval;
•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;
•	general market conditions or extraordinary external events, such as recessions, the ongoing COVID-19 pandemic or the Russian invasion of Ukraine;
•	the changing and volatile U.S. and global economic environments; and
•	future accounting pronouncements or changes in our accounting policies.

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

We have never commercialized a product candidate. Even if our current product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payers, and others in the medical community. Our commercialization strategy in certain markets depends upon the prices that we are able to charge, as well as our current and future product candidates being recognized as at least clinically-comparable to the then-current standard of care. In markets where we intend to establish commercial partnerships, health systems and third-party payers may be unable to support uptake of our products (upon approval) depending on both the HTAs and clinical assessments of our products. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability, and we may not be able to demonstrate proof-of-concept of our strategy. Market acceptance of our current product candidates and any future product candidates by the medical community, patients and third-party payers will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective, safer, and/or more affordable treatments enter the market. If public perception is influenced by claims that the use of our products is unsafe, our products, once approved, may not be accepted by the general public or the medical community. Future AEs could also result in greater government regulation, stricter labelling requirements and potential regulatory delays in the testing or approvals of our product candidates.

Efforts to educate the medical community and third-party payers on the benefits of our current product candidates and any future product candidates may require significant resources and may not be successful. If our current product candidates or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our current product candidates and any future product candidates will depend on a number of factors, including:

•	the efficacy of our current product candidates and any future product candidates;
•	the prevalence and severity of AEs associated with our current product candidates and any future product candidates or those products with which they may be co-administered;
•	the clinical indications for which our product candidates are approved and the approved claims that we may make for the products;
•

limitations or warnings contained in the product’s FDA-approved labelling or that of comparable regulatory authorities, including potential limitations or warnings for our current product candidates and any future product candidates that may be more restrictive than other competitive products;

•

changes in the standard of care for the targeted indications for our current product candidates and any future product candidates, or in applicable clinical practice guidelines, any of which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable regulatory authorities, if obtained;

•	the relative convenience and ease of administration of our current product candidates and any future product candidates and any products with which they are co-administered;
•	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
•	the availability of adequate coverage or reimbursement by third-party payers;
•	the price concessions required by third-party payers to obtain coverage;
•	the willingness of patients to pay out-of-pocket in the absence of adequate coverage and reimbursement;
•	the extent and strength of our marketing and distribution of our current product candidates and any future product candidates;
•	the cost, safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
•

distribution and use restrictions imposed by the FDA or comparable regulatory authorities with respect to our current product candidates and any future product candidates or to which we agree as part of a REMS or voluntary risk management plan;

•	the timing of market introduction of our current product candidates and any future product candidates, as well as competitive products;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the extent and strength of our third-party manufacturer and supplier support;
•	the actions of companies that market any products with which our current product candidates and any future product candidates may be co-administered;
•	the approval of other new products;
•	adverse publicity about our current product candidates and any future product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and
•	potential product liability claims.

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

We cannot provide assurance that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, consultants, commercial partners, and vendors that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation. We are exposed to the risk of employee fraud or other illegal activity by our employees, agents, contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that fails to comply with the laws and regulations enforced by the FDA or comparable regulatory authorities, fails to provide true, complete and accurate information to the FDA or comparable regulatory authorities, fails to comply with manufacturing standards, fails to comply with healthcare fraud and abuse laws in the United States and similar foreign laws, or fails to report financial information or data accurately or to disclose unauthorized activities to us.

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

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any of the physicians or other providers or entities with which we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If our operations are found to be in violation of any of the laws and regulations that may apply to us, we may be subject to the imposition of civil, criminal, and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal and state healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Negative media coverage could adversely affect our business, and commitments to self-regulation may subject us to investigations and litigation.

The healthcare industry receives a high degree of media coverage in the United States. Unfavorable publicity regarding, for example, the healthcare industry, litigation or regulatory activity, our offerings and products, medication pricing, pricing structures in place amongst the industry participants, our privacy or data security practices or our revenue could adversely affect our reputation. Such negative publicity also could have an adverse effect on our ability to attract and retain collaborators, partners, or employees, and result in decreased revenue, which would adversely affect our business, financial condition and results of operations.

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

We have international operations and plan to continue expanding abroad. Accordingly, our business is subject to risks and uncertainties associated with doing business outside of the United States and could be adversely affected by a variety of factors, including:

•

multiple, conflicting and changing laws and regulations such as privacy, security, and data use regulations, tax laws, export and import restrictions, economic and trade sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reimbursement or payer regimes and other government approvals, permits and licenses;

•	failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our product candidates in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•	difficulties in negotiating favorable reimbursement levels with government authorities;
•	logistics and regulations associated with shipping, including infrastructure conditions and transportation delays;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•

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

•	anti-bribery requirements of several Member States in the European Union and other countries that may change and require disclosure of information to which U.S. legal privilege may not extend.

Any of these factors could significantly harm our business, operating results, financial condition and prospects.

We could be adversely affected by violations of the FCPA and other worldwide anti-bribery, anti-money laundering, export control, sanctions and other laws.

We are subject to U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, including the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Other U.S. companies in the life sciences industry have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with non-U.S. government officials. We are also subject to similar anti-bribery laws in other jurisdictions in which we operate, such as the United Kingdom’s Bribery Act of 2010, and will be subject to similar laws in other jurisdictions in which we operate in the future. These laws are complex and far-reaching in nature. In addition, our collaborators or any third-party distributors could be deemed to be our agents, and we could be held responsible for their actions, including violations of the FCPA or similar anti-bribery laws. The international nature of our operations demand a high degree of vigilance, and any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and the ongoing COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “— Pandemics, epidemics, or outbreaks of an infectious disease, including the ongoing COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our success depends on our ability to retain key members of our senior management team and on our ability to hire, train, retain and motivate our employees.

Our success depends on the skills, experience and performance of key members of our senior management team. The individual and collective efforts of these and other members of our senior management team will be important as we continue to develop product candidates, establish strategic partnerships and build out our operations. The loss or incapacity of existing members of our senior management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers have signed employment agreements with us, but their service is at-will and may end at any point in time.

Our research and development initiatives and laboratory operations depend on our ability to attract and retain highly skilled scientists, clinical personnel, technicians and software engineers. We may not be able to attract or retain qualified scientists, clinical personnel, technicians or software engineers in the future due to the competition for qualified personnel among life science and technology businesses, particularly near our headquarters located in Cambridge, Massachusetts. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties attracting, recruiting or retaining qualified personnel across functions that we deem critical to our success. To the extent our compensation programs and workplace culture are not viewed as competitive, or any changes in our workforce and recently announced reduction in force or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations. In addition, significant or prolonged turnover may negatively impact our operations and culture, as well as our ability to successfully maintain our processes and procedures, including due to the loss of historical, technical, and other expertise. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

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

We believe that our corporate culture has been and will continue to be a critical contributor to our success and defines who we are and how we operate our business. Even following our recent announced reduction in force, we believe our corporate culture has been and will continue to be crucial in our success and our ability to attract and retain highly skilled personnel. If we do not continue (or are perceived to have not continued) to develop our corporate culture or maintain and preserve our core values, particularly in light of our recently announced reduction in force, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our initiatives.

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

We have entered into in-license agreements with multiple licensors and in the future may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates. We may not realize the benefits of any such arrangements. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, we may not be able to realize the benefits of such existing or future in-licenses or acquisitions if we are unable to successfully integrate them into our operations and company culture. Following a strategic transaction or license, we may not achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these programs, or both, any of which would adversely affect our business and prospects.

Any collaborations we enter into, including our license agreements with Hansoh, G1, and CStone, among others, and our drug engineering collaborations and any future collaborations, may pose several risks, including the following:

•	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	Collaborators may not perform their obligations as expected, including providing data for which we have rights under such agreements;
•	The clinical trials conducted with respect to the product candidates from such collaborations may not be successful;
•

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

•

Collaborators may delay or provide insufficient funding for development efforts or undertake efforts that create questions of safety and efficacy regarding or related programs, and they (or their other licensees or sublicensees and other collaborators, as applicable) may not timely provide us with the necessary data and support needed to facilitate our planned development and regulatory strategy;

•

Collaborators could, subject to the terms of our agreements, independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

Product candidates developed in collaboration with us may be viewed by collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•

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

•

Collaborators may not properly maintain or defend intellectual property rights related to the product candidate or technology platform, or they may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	Disputes may arise with respect to the ownership of, or licenses to, intellectual property developed pursuant to our collaborations;
•	Collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

Our agreements may, in some cases, be terminated for the convenience of the collaborator and, if so terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our collaborations do not result in the successful development and commercialization of products, or if one of any collaborator terminates its agreement with us, we may not receive any milestone or royalty payments under the collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization summarized and described in this Annual Report also apply to the activities of our collaborators.

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

Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms to us, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may be required to pay certain milestones, royalties and other payments under our license and collaboration agreements with third-party licensors and collaborators.

Under our current and future license and collaboration agreements, we may be required to pay milestones, royalties and other payments based on our revenues, including revenues from product sales, and these milestones and royalty payments could adversely affect the overall profitability of any products that we may seek to commercialize. In order to maintain our rights under these agreements, we may need to meet certain specified milestones in the development of our product candidates. Further, our licensors (or their licensors), licensees or other strategic collaborators may dispute the terms, including amounts, that we (or they) are required to pay under the respective license or collaboration agreements. If these claims result in a material increase in the amounts that we are required to pay to our licensors or collaborators, or in a claim by either party of breach of the applicable agreement, our ability to research, develop and obtain approval of product candidates or to commercialize our products could be significantly impaired.

We do not control the actions of our third-party business collaborators, and breaches of our agreements by any of them as well as disagreements over strategic goals could affect our business, regulatory approvals of our product candidates and/or our reputation.

We have agreements in place with several third-party business collaborators, including Hansoh, G1, CStone and our drug engineering collaborators, among others, and we expect that any future third-party business collaborators would similarly be engaged under agreements. Nevertheless, for reasons that we may not have the ability to foresee or control, any of our third-party business collaborators may breach their respective agreements. Depending on its nature, a breach could affect regulatory approvals for our product candidates and could affect our reputation if the consequences of a breach are imputed to us. We may need to engage in costly litigation to enforce our rights, and we may not prevail in such litigation. We may also disagree with our third-party business collaborators as to strategic issues or the manner in which our rights should be enforced. A breach by, or disagreement with, one of our third-party business collaborators may lead to termination of the applicable agreement, which could have a material adverse effect on our business and financial condition.

We currently rely and expect to continue to rely on third parties to conduct our clinical trials, as well as any investigator-sponsored clinical trials of our product candidates, in the United States and other jurisdictions. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We currently rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates. We currently rely and expect to continue to rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We do not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or comparable foreign regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

We, our principal investigators and our CROs are required to comply with regulations, including GCP regulations, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for any products in clinical development. The FDA and comparable foreign regulatory authorities enforce GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurances that, upon inspection, the FDA or any comparable foreign regulatory authority will determine that any of our ongoing or future clinical trials will comply with GCP regulations. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practice (cGMP) regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and also potentially subject us to enforcement action. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so could result in fines, adverse publicity and civil and criminal sanctions.

Many of our current and planned clinical trials are conducted by CROs, and we expect CROs will conduct many of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

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

If any of our relationships with these third-party principal investigators or CROs were terminated, we might not be able to enter into arrangements with alternative investigators or CROs. If principal investigators or CROs do not successfully carry out their contractual obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the clinical trials such principal investigators or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of our product candidates for preclinical development and clinical testing, and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our products if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA or comparable regulatory authorities pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA or comparable regulatory authorities. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

If any CMO with which we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our supply of our product candidates for clinical trials could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO, which would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. We may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or a comparable regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval of our product candidates. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement.

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

The active pharmaceutical ingredients (API) and drug product we expect to use in all of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API and drug product for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We are also unable to predict how changing global economic conditions, the war in Ukraine, or potential global health concerns, including with respect to the COVID-19 pandemic, will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current product candidates, including our lead programs aumolertinib and lerociclib, and our other future product candidates, as well as for their respective compositions, formulations, methods used to manufacture them, and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our current and future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect aumolertinib and lerociclib or our other current or future product candidates. In addition, if the ownership rights in or breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the laws of foreign countries may not protect our patent rights to the same extent as the laws of the United States. For example, in jurisdictions outside the United States, a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Furthermore, patents have a limited lifespan. In the United States and in most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally 20 years after it is filed, assuming all maintenance fees are paid. Various extensions may be available, on a jurisdiction-by-jurisdiction basis; however, the life of a patent, and thus the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until at least 18 months after the earliest priority date of patent filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether we (or our collaboration partners, as applicable) were the first to make the inventions claimed in patents (or pending patent applications) we may own or in-license, or that we (or our collaboration partners, as applicable) were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the ownership, validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of third parties from which we may in the future obtain licenses to such rights, in the USPTO, the European Patent Office (EPO), or in other countries. In addition, we may be subject to a third-party submission to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents, including by claiming to an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support. In litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

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

Furthermore, even if we are able to obtain issued patents with claims of valuable scope in one or more jurisdictions, we may not be able to secure such claims in all relevant jurisdictions, or in a sufficient number to meaningfully reduce competition. Our competitors may be able to develop and commercialize their products, including products identical to ours, in any jurisdiction in which we are unable to obtain, maintain, or enforce such patent claims.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, deadlines, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. We may miss a filing deadline for patent protection on these inventions.

The USPTO and foreign government patent agencies require compliance with a number of procedural, documentary, timing, fee payment and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid periodically. While an inadvertent lapse can, in some cases, be cured by payment of a late fee, or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

If our trademarks and trade names for our products or company name are not adequately protected in one or more countries where we intend to market our products, we may delay the launch of product brand names, use different trademarks or tradenames in different countries, or face other potentially adverse consequences to building our product brand recognition.

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive office actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademarks. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, the USPTO and comparable agencies in other jurisdictions provide third parties an opportunity to oppose pending trademark applications and to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

If we are unable to adequately protect and enforce our trade secrets and confidentiality provisions in our agreements, our business and competitive position would be harmed.

In addition to the protection afforded by patents we may own or in-license, we seek to rely on trade secret protection and confidentiality provisions in our agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes or our business processes that involve proprietary know-how, information, or technology that may not be covered by patents. Although we generally require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances, and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us.

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

Competitors may infringe any patents we may own or in-license. In addition, any patents we may own or in-license also may become involved in inventorship, priority, validity,  unenforceability or ownership disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license do not cover the technology in question or that such third party’s activities do not infringe our patent applications or any patents we may own or in-license. An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Post-grant proceedings instituted by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license. These proceedings are expensive, and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other comparable patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result in a post-grant challenge proceeding may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

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

•

infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;

•

substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or otherwise violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•

a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates or future product candidates or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;

•

if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;

•

redesigning our current or future product candidates or processes so they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and

•

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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the United States and certain other jurisdictions may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis, thereby giving our competitors access to the same technologies licensed to us. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

We may be unable to obtain, or we may determine not to seek, patent or other intellectual property protection for our current or future product candidates or our future products, if any, in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to obtain, or we may determine not to seek, patent coverage of our current or future product candidates in all countries. Filing, prosecuting and defending patents on current or future product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our current or future product candidates and, in jurisdictions where we do not have any issued patents, our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

Any termination of these licenses, or the failure of the underlying patents to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that is not subject to the agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our current or future product candidates, and what activities satisfy those diligence obligations;

•	the priority of invention of any patented technology; and
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (Leahy-Smith Act) signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-inventor-to-file” system. The first-inventor-to-file provisions, however, became effective on March 16, 2013, and it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, operating results, financial condition and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve any such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our current or future product candidates that are held to be infringing. We might, if possible, also be forced to redesign current or future product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations and prospects.

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

•	patent applications that we own or may in-license may not lead to issued patents;
•	patents, should they issue, that we may own or in-license, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;
•

third parties may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our current or future product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license, should any patents issue;

•	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•	we, or our licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or may in-license;
•	we, or our licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
•	others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
•

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

•	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
•

third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such trade secrets or know-how;
•	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•	we may not develop or in-license additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Even if we are successful in obtaining and maintaining regulatory approval in one indication or jurisdiction for a product candidate, that does not guarantee that we will be able to obtain regulatory approval in any other indication or jurisdiction.

We have submitted and plan to submit marketing applications in multiple countries. Regulatory authorities in jurisdictions outside of the United States, such as the MHRA, have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.  Moreover, based on the marketing authorization application that we submitted to the MHRA for aumolertinib, we are only seeking initial approval for NSCLC even though aumolertinib may have broader use.

If we receive MHRA approval for this indication, we may not apply for or receive approval for additional indications.

Further, obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to apply for, obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in other jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves many of the same risks associated with FDA approval. In addition, in many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the prices that we may intend to charge for our products will also be subject to approval.

Our product candidates may be subject to government price controls in certain jurisdictions that may affect our revenue.

There has been heightened government scrutiny in the United States, China, the European Union, Japan and other jurisdictions of pharmaceutical pricing practices in light of the rising cost of prescription drugs. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congressional leadership and the current executive administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs and the recently enacted Inflation Reduction Act of 2022 includes policies designed to lower drug prices, including allowing the U.S. government to negotiate prices for certain selected drugs reimbursed under Medicare, among other provisions. At the state level, legislatures have increasingly enacted legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Outside of the United States, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to government control. In these countries, pricing negotiations with government authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

We have received and may seek orphan drug designation for certain of our product candidates, but we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We have received and may in the future seek orphan drug designation for our product candidates, but we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the European Union (or, if such a method exists, the product would be of significant benefit to those affected by the condition). Additionally, designation may be granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would generate sufficient return to justify the necessary investment in developing the drug. In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the European Union. The European Union exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation, or if the product is sufficiently profitable so that market exclusivity is no longer justified.

Obtaining orphan drug exclusivity may not effectively protect such product candidate from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition or if another product with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process. While we may seek additional orphan drug designations for our product candidates, we may never receive such designations. Even if received, there is no guarantee that we will enjoy the benefits of those designations.

We may seek breakthrough therapy designations or fast track designations by the FDA for one or more of our product candidates, but we may not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We have sought and may seek breakthrough therapy designation (BTD) from the FDA for other of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a BTD for a product candidate may not result in a faster development, review or approval process compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies as a breakthrough therapy, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

We may also pursue programs or designations from foreign regulatory authorities, such as the United Kingdom’s Innovative Licensing and Access Pathway (ILAP), which aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. The first step in ILAP is receipt of an Innovation Passport, which allows for enhanced engagement with the MHRA and its partner agencies. However, although the goal of ILAP and the Innovation Passport is to reduce the time to market and enable earlier patient access, receipt of these designations does mean that the regulatory requirements are less stringent, nor does it ensure that the current marketing authorization applications will be approved or that any approval will be granted within a particular timeframe.

Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act (FDORA) the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-marketing confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, as a condition for accelerated approval pre-approval of promotional materials for products being considered for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development,  regulatory review or approval process, and receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved, and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, in August 2021, the FDA finalized a rule clarifying its position on the types of evidence it will consider when determining a medical product’s intended use. In the final rule, the FDA declined to narrow its interpretation of evidence of intended use to a manufacturer’s promotional claims and indicated its intent to look broadly at any relevant evidence to establish intended use. While the FDA and certain other regulatory agencies permit the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, intentionally or unintentionally, we may become subject to significant liability. The U.S. government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially and adversely affect our business and financial condition.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biologics that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product.

We believe that any of our product candidates approved as a biologic under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar or interchangeable product, once licensed, will be substituted for any one of our products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilar or interchangeable products, with the attendant competitive pressure and consequences.

The FDA, EMA, MHRA and other comparable regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, and such changes can be difficult to predict.

The FDA, EMA, MHRA and other comparable regulatory authorities have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations, restrictions, or other commitments. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates could be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

If the FDA or a comparable regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, tracking and tracing, import, export, AE reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•	imposition of a REMS which may include distribution or use restrictions;
•	requirements to conduct additional post-market clinical trials to assess the safety of the product;
•	clinical trial holds;
•	fines, warning letters or other regulatory enforcement action;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our product revenues.

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payers, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by government and private payers is essential for most patients who generally rely on third-party payers to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payers tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing sufficient to generate income. For more information regarding the risks related to insurance coverage and reimbursement please see “Business – Government regulation – Coverage and reimbursement” in Item 1.

In addition, reimbursement agencies in foreign jurisdictions may be more conservative than those in the United States. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Moreover, increasing efforts by government and third-party payers, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely affect our ability to achieve commercial success, and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Our relationships with third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any product candidates for which we plan to seek regulatory approval. Our future arrangements with third-party payers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. For more information regarding the risks related to these laws and regulations please see “Business – Government regulation – “Other healthcare laws and compliance requirements” in Item 1.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that government authorities will conclude that our business practices could, despite efforts to comply, be subject to challenge under current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other government regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Healthcare legislative reform discourse and potential or enacted measures may have a material adverse impact on our business and results of operations, and legislative or political discussions surrounding the desire for and implementation of pricing reforms may adversely impact our business.

Payers, whether domestic or foreign, or government or private, are developing increasingly sophisticated methods of controlling healthcare costs, and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. It is unclear how other healthcare reform measures or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including the recent Inflation Reduction Act of 2022. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For a discussion of these recent legislative and administrative actions, see “Business — Government regulation – Healthcare reform” in Item 1.

The effect of all of these legislative and executive activities on our business model and operations is currently unclear. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payers or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, and ability to accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Additionally, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold due to the ongoing COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval. Should the FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

Risks Related to Our Common Stock and Warrants

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future, some of which are outside our control. As of December 31, 2022 and 2021, we had federal net operating loss (NOL) carryforwards of approximately $292.3 million and $225.0 million, respectively, and state NOL carryforwards of $246.6 million and $184.9 million, respectively. Our federal NOL carryforwards will not expire, and the state NOL carryforwards will begin to expire at various times beginning in 2030. Our ability to utilize those NOL carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. We have not conducted a study to assess whether a change of control has occurred due to the significant complexity and cost associated with such a study. If we do experience a change of control, as defined by Section 382 of the Code, utilization of NOL carryforwards or research and development tax credit carryforwards could be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Moreover, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the NOL and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS), and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our securities. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, 2017 legislation made significant changes to corporate taxation, and the more recent Coronavirus Aid, Relief, and Economic Security Act made further changes to applicable tax legislation.

It cannot be predicted whether, when (and with what effective dates), or in what form, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, any of which could result in an increase in our or our securityholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and could prevent attempts by our stockholders to replace or remove our current management. Such acquisitions or attempts to remove or replace management may be beneficial to our stockholders, financially or otherwise, and may not be successful given these provisions.

Our current certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in the Board that our stockholders might consider favorable. Some of these provisions include:

•	a Board divided into three classes serving staggered three-year terms, such that not all members of the Board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of the stockholders may be called only by the Board acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, and special meetings of stockholders may not be called by any other person or persons;

•	advance notice requirements for stockholder proposals and nominations for election to the Board;
•	a requirement that no member of the Board may be removed from office by our stockholders except for cause; and
•

the authority of the Board to issue preferred stock on terms determined by the Board without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock.

These anti-takeover provisions and other provisions in our current certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of the Board or initiate actions that are opposed by the then-current Board and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in the Board could cause the market price of our common stock to decline.

Our certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the DGCL) or our certificate of incorporation or bylaws (including the interpretation, validity or enforceability thereof); or (4) any action asserting a claim governed by the internal affairs doctrine. This Delaware forum provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these forum provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The forum provisions in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum provisions may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision were found to be unenforceable, we might incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

An active trading market for our securities may not develop, and you may not be able to resell your securities at the price you paid.

An active trading market for our shares may never develop or may not be sustained. In the absence of an active trading market for our common stock, investors may be unable to sell their shares or sell them at the price paid to acquire them.

If Nasdaq delists our securities from trading on its exchange, and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our common stock is a “penny stock”, which would require brokers trading in our stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The price of our securities has been volatile and may continue to fluctuate substantially, which could result in substantial losses for purchasers of our securities.

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

•	the success of competitive products or technologies;
•	advancement of our preclinical programs, such as our targeted oncology programs, into clinical testing;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries, such as those stemming from the recent ODAC meeting;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our programs and product candidates or preclinical and clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	our operating results falling below our financial guidance or other projections or failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in the structure of healthcare payment systems;
•	the failure to obtain perceived benefits of the Business Combination;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts continue to cover our company, the trading price of our stock would likely decrease. Even if we do have analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

There is no guarantee that the public warrants will ever be in the money, and they may expire worthless.

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

We have the ability to redeem our outstanding public warrants at any time after they become exercisable and prior to their expiration (A) at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders and provided certain other conditions are met, and (B) at a price of $0.10 per public warrant; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the common stock, and if the last reported sales price of Common Stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the “Description of Securities” filed as Exhibit 4.3 hereto under the heading “Public warrants — Anti-Dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders and provided certain other conditions are met. A redemption in accordance with (B) above could take place at a price lower than the public warrants’ $11.50 exercise price and may result in warrant holders having to exercise the public warrants at a time when they are out-of-the-money or receive nominal consideration from the Company for them. Please see Exhibit 4.3 “Description of Securities — Warrants — public warrants” for additional information.

If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered. Redemption of the outstanding public warrants could force the warrant holders: (i) to exercise their public warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their public warrants at the then-current market price when they might otherwise wish to hold their public warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their public warrants. Except in circumstances where the stock price equals or exceeds $10.00 per share but is less than $18.00 per share, the public warrants are not redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Our public warrants are exercisable for our common stock at $11.50 per share. The additional shares of common stock of issued upon exercise of the public warrants will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Our only significant asset is our ownership interest in Legacy EQRx, and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership of Legacy EQRx. We depend on Legacy EQRx for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly-traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of Legacy EQRx may limit our ability to obtain cash from Legacy EQRx. The earnings from, or other available assets of, Legacy EQRx may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive and characterized by rapidly advancing technologies and a strong emphasis on intellectual property. We face substantial competition from many different sources, including pharmaceutical and biotechnology companies, academic research institutions and government agencies and public and private research institutions across various components of our product and service offerings. Due to the significant interest in reducing the cost of drugs, we expect the intensity of the competition to increase, both from large pharmaceutical and biopharmaceutical companies and generic drug companies.

Our competitors include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Any product candidate that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety, convenience and cost of our products. We believe principal competitive factors to our business include, among other things, the scalability of our pipeline and business, our innovative structure and scale of relationships with payers and providers and our access to, and ability to raise, capital.

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing approved products than we do. These companies will also be able to efficiently develop and market products in multiple indications or disease areas, a key component of our business model, faster than we can. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with larger, more established companies. All of these competitors compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

Our commercial opportunity could be reduced or eliminated if our competitors engage in more extensive research and development efforts, undertaking more impactful marketing campaigns, or adopt more aggressive pricing strategies, any of which may allow them to increase their market share or generate revenue more effectively than we do. Also, some of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, greater global infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources, and larger customer bases than we do. In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, or are more convenient than any of our product candidates. Our competitors may also obtain FDA or other regulatory approvals for their products sooner than we may obtain approval for ours and for multiple indications in parallel, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition, availability of reimbursement from government and other third-party payers, and the ability to overcome existing commercial arrangements between large biopharmaceutical companies and payers, providers and PBMs.

From time to time, stockholders, competitors and activist investors may attempt to influence us, which could adversely affect our operations, financial condition and the value of our stock.

Market participants, such as our direct and indirect competitors and activist stockholders, may propose a variety of actions impacting us, including seeking to acquire a controlling stake in the Company, engaging in proxy solicitations, involving themselves in the governance and strategic direction of the Company, or otherwise attempting to effect changes to the Company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, sales of assets or the entire company, or changes to the companies’ business strategy. In our case, such attempts may be driven by a desire to hinder or see us abandon our stated mission and business model, and instead attempt to force us to abandon our pricing strategy and offer our products at higher prices in order to maximize short-term profit, which could impact our brand and market positions. Such campaigns can also be led by stockholders that have interests that are different from the majority of our stockholders and our Board, and may not be in the best interests of the company in the short-term or long-term. Responding to proxy contests and other actions by stockholders can be costly and time-consuming, could disrupt our operations and divert the attention of the Board and senior management from the pursuit of our business strategies, and otherwise adversely affect our operations, financial condition and the value of our common stock.

Pandemics, epidemics, or outbreaks of an infectious disease, including the ongoing COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The recent COVID-19 pandemic continues to evolve, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19.  With the wider availability of COVID-19 vaccines and return-to-work policies evolving, we or our collaborators may nevertheless still experience delays in initiating studies, protocol deviations, enrolling clinical trials, or dosing of patients in clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we or our collaborators rely upon to carry out clinical trials. In addition, the ongoing COVID-19 pandemic may continue to affect raw material supply or manufacturing capabilities and the global supply chain. The  demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Any negative impact COVID-19 has to patient enrollment or treatment, or the execution of our product candidates or clinical trial supplies could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Our operations and performance depend in part on global and regional economic and geopolitical conditions, given our current third-party collaborations with a number of companies headquartered in China. Changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could have a material adverse effect on our business, financial condition, results of operations or prospects. Such factors may include:

•

instability in political or economic conditions, such as inflation, recession, foreign currency exchange restrictions and devaluations, restrictive government controls on the movement and repatriation of earnings and capital, and actual or anticipated military or political conflicts, particularly in emerging markets;

•	expanded jurisdiction of the Committee for Foreign Investment in the United States (CFIUS); and

•	intergovernment conflicts or actions, such as armed conflict, trade wars, retaliatory tariffs, and acts of terrorism or war.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. As of December 31, 2022, based on our June 30, 2022 public float, we ceased to be an emerging growth company. As a result, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery and development efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal and international law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks, and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and government investigations, which could lead to a potential disruption to our business.

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

We are, or will become, subject to numerous federal, state, local, and foreign laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct, or in the future conduct, our business. Such laws and regulations are constantly evolving and changing and are likely to remain uncertain for the foreseeable future. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. For example, in the United States, California has enacted the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Additional states have already passed similar comprehensive data privacy and information security legislation, and other states have proposed similar laws. If such proposed legislation is passed, including at the U.S. federal level, these laws may have potentially conflicting requirements that would make compliance challenging.

European data collection is also governed by restrictive regulations governing the use, processing and cross-border transfer of personal information. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU and UK, including personal health data, is subject to the EU GDPR and UK GDPR, respectively, which impose strict requirements for processing the personal data of individuals within the EEA and United Kingdom. In China, the Personal Information Protection Law (PIPL), provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information by organizations and individuals in China, and the processing of personal information of persons in China outside of China. For more information relating to United States and foreign regulations related to privacy, data protection, information security and consumer protection, see “Business — Government regulation – Personal data processing.”

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

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the EEA and elsewhere globally, that could impose new obligations regarding privacy and data security. For example, Congress is currently considering a comprehensive federal privacy law entitled the America Data Privacy and Protection Act, which, if enacted, could significantly change our obligations with respect to collecting, storing, processing, and securing personal information. The American Data Privacy and Protection Act, in its current draft form, would also provide for a private right of action and may preempt state data privacy laws, such as the CCPA. We cannot yet determine the impact that these future laws, regulations and standards may have on our business.

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

Among other matters, U.S. and foreign  trade laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and more recently, the ongoing COVID-19 pandemic and Russian invasion of Ukraine and inflation concerns, have caused significant volatility and uncertainty in U.S. and international markets. See “— Pandemics, epidemics, or outbreaks of an infectious disease, including the ongoing COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Cambridge, MA, where we lease and occupy approximately 33,539 square feet of office space, pursuant to a lease expiring July 31, 2024. We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

In connection with our business combination with CM Life Sciences III, Inc. (CMLS III) that closed on December 17, 2021, on September 30, 2021, a putative stockholder of CMLS III, Anthony Franchi, filed a lawsuit naming CMLS III and certain of its directors in the Delaware Court of Chancery, captioned Franchi v. CM Life Sciences III Inc., CA No. 2021- 0842. The complaint alleged that the holders of CMLS III Class A common stock have been denied a right to vote as a separate class on a proposed amendment to CMLS III’s charter to increase the authorized shares of Class A common stock (the Charter Amendment Proposal). The complaint asserted claims for violation of Section 242(b)(2) of the Delaware General Corporations Law and for breach of fiduciary duty against certain of the director defendants. The complaint sought preliminary and final injunctive relief enjoining the vote on the Charter Amendment Proposal, damages, and the costs and expenses of the litigation, including a reasonable allowance of fees and costs for plaintiff’s attorneys, along with other relief. On October 18, 2021, the plaintiff filed a motion for preliminary injunction seeking to enjoin the CMLS III stockholder vote on the Charter Amendment Proposal. On October 29, 2021, CMLS III and the Company amended the Merger Agreement to add a provision requiring the affirmative vote of the holders of a majority of the shares of CMS III Class A common stock then outstanding and entitled to vote thereon, voting separately as a single series, for the Charter Amendment Proposal.

On October 4, 2022, the Court of Chancery entered a stipulated order pursuant to which plaintiff voluntarily dismissed the Action as moot and to retain jurisdiction to determine plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses, but without prejudice as to any other putative class member. The Court of Chancery retained jurisdiction solely for the purpose of deciding the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the corrective actions. On October 20, 2022, plaintiff’s counsel filed a brief in support of its fee application for an award of attorneys’ fees and reimbursement of expenses. Following negotiation, the parties reached agreement to fully resolve the fee application, pursuant to which we have agreed to pay plaintiff’s counsel a fee of $795,000. The Court of Chancery has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and public warrants are listed on the Nasdaq Global Market under the symbols “EQRX” and “EQRXW”, respectively.

Holders of Our Common Stock

As of February 17, 2023 we had 488,602,677 shares of common stock issued and outstanding held of record by 108 holders and approximately 19,733,290 warrants outstanding held of record by six holders. The actual number of holders of these securities is greater than this number of record holders, as the actual number includes holders who are beneficial owners whose securities are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose securities may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended December 31, 2022:

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number		Purchased as part of	Shares (or Units) that May Yet
	of Shares (or Units)	Average Price	Publicly Announced	Be Purchased Under the Plans
Period	Purchased(1)	Paid Per Share (or Unit)	Plans or Programs	or Programs
October 2022	—	$—	—	$—
November 2022	66,617	0.0002	—	—

December 2022	—	—	—	—

(1) Pursuant to restricted stock purchase agreements that are further disclosed in note 10 to our audited annual consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we, at our discretion, have the right to repurchase unvested shares if the holder’s relationship with our company is terminated at the lesser of the original purchase price of the shares, or the fair value of the shares at repurchase. During the quarter ended December 31, 2022, we repurchased 66,617 shares under this authority.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we,” “us,” “EQRx” and the “Company” refer to EQRx, Inc. (formerly known as CM Life Sciences III Inc.) and its consolidated subsidiaries following the Business Combination with Legacy EQRx; references to “Legacy EQRx” refer to EQRx International, Inc. (formerly known as EQRx, Inc.) prior to the Business Combination; and references to “CMLS III” refer to CM Life Sciences III Inc. prior to the Business Combination (as defined below).

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and as set forth under “Risk Factors.” Please also refer to the section under the heading “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a new type of pharmaceutical company committed to developing and expanding access to innovative medicines for some of the most prevalent disease areas, including cancer and immune-inflammatory conditions. Launched in January 2020, we are leveraging cutting-edge science, technology and strategic partnerships with stakeholders from across the healthcare system toward the goal of increasing access for patients around the world.

Today, we have more than 10 programs in our pipeline including clinical, preclinical and drug engineering targets for the treatment of oncology and immune-inflammatory conditions. We will continue to evaluate opportunities to add to our pipeline by in-licensing additional programs, leveraging our drug engineering collaborations and exploring combination partnerships. Select late-stage programs, each in-licensed in 2020, include: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (EGFR) inhibitor; lerociclib (EQ132), a cyclin-dependent kinase (CDK) 4/6 inhibitor; and sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (PD-L1) antibody.

We are in ongoing discussions with regulatory authorities in several geographies. Our marketing authorization applications for aumolertinib for the 1L treatment of adult patients with locally advanced or metastatic NSCLC with activating EGFR mutations and those with locally advanced or metastatic EGFR T790M mutation-positive NSCLC were accepted for review by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) for a Great Britain license in June 2022 and by the European Medicines Agency (EMA) for a European Union-wide license in December 2022. Our marketing authorization applications for sugemalimab in combination with chemotherapy for the 1L treatment of adult patients with metastatic NSCLC were accepted for review by the MHRA for a Great Britain license in December 2022 and by the EMA for a European Union-

wide license in February 2023. Based on discussions with the FDA, in November 2022 and February 2023, we determined not to seek U.S. regulatory approval for sugemalimab in Stage IV NSCLC or in ENKTL, respectively.

On December 17, 2021 (the Closing Date), we consummated the merger transaction contemplated pursuant to a definitive merger agreement dated August 5, 2021 (the Merger Agreement), by and among Legacy EQRx, CMLS III and Clover III Merger Sub, Inc. (Merger Sub). As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the merger as a wholly-owned subsidiary of CMLS III. As a result, CMLS III was renamed EQRx, Inc. and Legacy EQRx was renamed EQRx International, Inc. (such transactions, the Business Combination). The post combination company received net proceeds of approximately $1.3 billion upon the closing of the Business Combination, and the stockholders of Legacy EQRx are eligible to receive up to an additional 50,000,000 shares of CMLS III Class A common stock pursuant to the Merger Agreement. The newly combined business now operates under the Legacy EQRx management team.

Since inception, Legacy EQRx has, and following the Business Combination, we have focused primarily on organizing and staffing, business planning, raising capital, acquiring product candidates, conducting research and development activities for our programs, securing related intellectual property, and establishing strategic collaborations with payers and health systems. Since inception until the closing of the Business Combination, Legacy EQRx funded its operations through private equity financings. To date, it has raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Series A convertible preferred stock (Series A), and the Business Combination and associated PIPE Financing (as defined below).

Since inception, we have incurred significant operating losses. Our operating losses were $355.9 million and $196.4 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $527.6 million and $358.5 million as of December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we seek regulatory approvals for our pipeline candidates, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as ensure we have adequate personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (SEC), director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities and the status of our pipeline.

We do not currently have, and may never have, any product candidates approved for sale and have not generated any revenue to date. We will not generate revenue from product sales unless and until we complete clinical development for our product candidates and successfully obtain regulatory approval therefor. We may never generate revenues that are sufficient to achieve profitability. Additionally, our pipeline and areas of focus may change as we further the development of our current programs and identify new targets that meet the criteria for inclusion in our portfolio. For example, in November 2022 and in February 2023, we determined that we would no longer be pursuing regulatory approval in the United States for sugemalimab in Stage IV NSCLC or in ENKTL, respectively, because of additional regulatory requirements. Further, if we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, manufacturing and distribution activities. We will need substantial additional funding to pursue our longer-term business goals. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when needed, could have a negative effect on our business, results of operations and financial condition.

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

The Business Combination has been accounted for as a “reverse recapitalization” in accordance with U.S. generally accepted accounting principles (GAAP). Under the reverse recapitalization model, the Business Combination was treated as Legacy EQRx issuing equity for the net assets of CMLS III, with no goodwill or intangible assets recorded. Under this method of accounting, CMLS III was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the facts that subsequent to the merger, Legacy EQRx stockholders had a majority of the voting power of the combined company, Legacy EQRx operations comprised all of the ongoing operations of the combined company, Legacy EQRx governing body comprised a majority of the governing body of the combined company, and Legacy EQRx senior management comprised all of the senior management of the combined company.

Restructuring

In February 2023, we announced a reduction in force to further increase operational efficiencies and streamline expenses. The actions under this plan are anticipated to result in cash expenditures of approximately $4.0 million and will be incurred in 2023. We expect this action, in addition to not filling positions following departures, will result in annualized cash savings of approximately $18.0 million.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, salaries and benefits, and third-party license fees. We expense research and development costs as incurred, which include:

●	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, and other related costs for those employees involved in our research and development efforts;
●	external research and development expenses incurred under agreements with CROs as well as consultants that conduct our preclinical studies and development services;
●	costs incurred under our collaboration agreements;
●	costs related to manufacturing material for our preclinical and clinical studies;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, utilities and insurance.

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

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Aumolertinib	$24,678	$12,279
Lerociclib	10,879	8,557
Sugemalimab	36,311	21,805
Nofazinlimab	3,771	2,654
EQ121	13,040	12,035
Preclinical assets	33,899	15,719
Unallocated other research and development expense	43,863	16,439
Unallocated compensation expense	62,054	28,621
Total research and development expense	$228,495	$118,109

The successful development of our product candidates is highly uncertain. For example, we recently decided not to pursue U.S. market approval for sugemalimab in certain indications. We anticipate continuing to incur significant research and development expenses for the foreseeable future for indications in markets we continue to pursue, as we continue the development of such product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We expect that our expenses for indications in markets we continue to pursue will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies, clinical trials and other research and development activities;
●	establishing an appropriate safety profile with investigational new drug (IND) enabling studies;
●	successful enrollment in and completion of clinical trials;
●	whether our product candidates show safety and efficacy in our clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	the progress of our discovery collaborations with strategic partners;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
●	continued acceptable safety and efficacy profile of products following any regulatory approval.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. See Item 1A, "Risk Factors" for additional information on risk factors that could impact the discovery, development and regulatory approval of our product candidates.

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

We expect that we will incur additional accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. In addition, if and when we obtain regulatory approval for our product candidates, we expect to incur additional expenses related to the building of our team to support product sales and distribution activities.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021	Change
Operating expenses:
Research and development	$228,495	$118,109	$110,386

General and administrative	127,382	78,266	49,116
Total operating expenses	355,877	196,375	159,502
Loss from operations	(355,877)	(196,375)	(159,502)
Other (expense) income:
Change in fair value of contingent earn-out liability	145,881	87,065	58,816
Change in fair value of warrant liabilities	15,822	8,880	6,942
Interest income, net	25,150	436	24,714
Other (expense) income, net	(65)	(15)	(50)
Total other income, net	186,788	96,366	90,422
Net loss	$(169,089)	$(100,009)	$(69,080)

Research and Development Expenses

Research and development expense was $228.5 million for the year ended December 31, 2022, compared to $118.1 million for the year ended December 31, 2021. The increase of $110.4 million was primarily driven by a $51.3 million increase in discovery, preclinical and clinical development costs, a $33.4 million increase in employee related expenses driven by significant growth in our research and development headcount to support the development of our pipeline, a $14.2 million increase in consulting and professional fees, and a $11.1 million increase in information technology, facilities and other allocated expenses that support our overall research and development activities.

General and Administrative Expenses

General and administrative expense was $127.4 million for the year ended December 31, 2022, compared to $78.3 million for the year ended December 31, 2021. The increase of $49.1 million was primarily driven by a $34.5 million increase in employee related expenses driven by an increase in headcount to support the overall growth of the organization, a $14.9 million increase in consulting and professional fees, and a $4.3 million increase in information technology, facilities, overhead allocations and other expenses, partially offset by a decrease of $4.6 million in costs associated with the partnership contracts we have in place with certain payers and health systems.

Other Income, Net

Total other income, net was $186.8 million for the year ended December 31, 2022, compared to $96.4 million for the year ended December 31, 2021. The increase of $90.4 million was primarily due to an increase of $58.8 million and $6.9 million of non-cash income related to the remeasurement of the contingent earn-out liability and warrant liabilities, respectively, as of December 31, 2022, and a $24.7 million increase in interest income from our cash, cash equivalents and short-term investments, partially offset by a $0.1 million net change in other (expense) income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any products until 2024 at the earliest, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and common stock. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Legacy EQRx Series A convertible preferred stock, the Business Combination and the concurrent PIPE Financing. As of December 31, 2022, we had cash, cash equivalents, short-term investments and restricted cash of $1.4 billion.

Funding Requirements

We believe that, prior to the consideration of revenue and associated costs from the potential future sales of any of our investigational products that may receive regulatory approval, our existing cash, cash equivalents and short-term investments of $1.4 billion on hand as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2028, based on certain assumptions regarding our development programs and business development plans. We have based this estimate on assumptions that may prove to be wrong and may change, and we could expend our capital resources sooner than we expect or slow our spend such that it will last beyond 2028.

We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approvals, advance our product candidates, pursue commercialization of any approved product candidates and advance other candidates in our pipeline through preclinical and clinical development. In addition, we expect to incur additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	the outcome, timing and costs of meeting regulatory requirements established by the FDA, the EMA, the MHRA and other regulatory authorities;
●	the progress of our efforts to acquire, in-license or sub-license rights to, or otherwise discover (alone or in partnership) additional product candidates;
●	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration and license agreements;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs and timing of completion of commercial-scale manufacturing activities;
●	efforts to develop and maintain our commercialization strategy by which payers and health systems can access our future product candidates;
●	the scope, progress, results and costs of our research programs and development of any additional product candidates that we may pursue;
●	our headcount growth and associated costs as we expand our research and development and establish our commercial infrastructure;
●	the costs of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the costs of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the revenue, if any, received from commercial sales of aumolertinib, sugemalimab and lerociclib (subject to receipt of marketing approvals therefor) and any other product candidates for which we receive marketing approval; and

●	the costs of operating as a public company.

Until such time, if ever, as we generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our Common Stock and other securities. Market volatility resulting from global economic and financial markets uncertainty, such as high inflation and the ongoing COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant third parties rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods (in thousands):

	December 31,
	2022	2021
Net cash used in operating activities	$(287,268)	$(183,180)
Net cash used in investing activities	(897,277)	(4,448)
Net cash provided by financing activities	139	1,376,488
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,184,406)	$1,188,860

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

Cash used in operating activities for the year ended December 31, 2022, was $287.3 million and consisted of net loss of $169.1 million plus non-cash adjustments of $129.1 million, partially offset by a net change in our operating assets and liabilities of $10.9 million. Non-cash items primarily included $161.7 million of gain from change in fair value of contingent earn-out and warrant liabilities, $9.2 million of net amortization of investment premiums and discounts, partially offset by $41.6 million of stock-based compensation expense. The net cash provided by changes in our operating assets and liabilities of $10.9 million was primarily due to a $1.9 million increase in accrued expenses, $12.0 million increase in accounts payable, partially offset by a $3.1 million increase in prepaid expense and other assets.

Cash used in operating activities for the year ended December 31, 2021, was $183.2 million and consisted of net loss of $100.0 million plus non-cash adjustments of $68.1 million and cash used by changes in our operating assets and liabilities of $15.1 million. Non-cash items primarily included $95.9 million of gain from change in fair value of contingent earn-out and warrant liabilities, partially offset by $26.2 million of stock-based compensation expense. The net cash used as a result of changes in our operating assets and liabilities of

$15.1 million was primarily due to a $37.8 million increase in prepaid expense and other current assets, partially offset by a $16.6 million increase in accrued expenses and a $6.1 million increase in accounts payable.

Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $897.3 million and consisted primarily of $1,406.1 million of purchases of short-term available-for-sale securities and $1.1 million of purchases of property and equipment, partially offset by proceeds of $510.0 million from maturities of investments.

Cash used in investing activities for the year ended December 31, 2021 was $4.4 million, and consisted of $4.0 million of purchases of investments and $0.4 million of purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $0.1 million and consisted primarily of $1.5 million of proceeds from the issuance of common stock upon the exercise of stock options, partially offset by $1.4 million of offering costs paid in connection with the Business Combination and PIPE Financing.

Cash provided by financing activities for the year ended December 31, 2021 was $1,376.5 million, and consisted of $1,304.6 million in net proceeds from the Business Combination and PIPE Financing, $71.3 million of net proceeds from the sale and issuance of shares of Series B convertible preferred stock, and $0.7 million of proceeds from the issuance of shares of restricted common stock to our employees and advisors and from the exercise of options to purchase common stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in note 2 to our audited annual consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Contingent Earn-Out Shares

In connection with the Business Combination, the Earn-Out Service Providers are entitled to receive as additional merger consideration up to 50,000,000 additional shares of common stock if certain stock price triggers are achieved during the Earn-Out Period.

Earn-Out Shares allocated to Earn-Out Service Providers who held equity securities not subject to any vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging (ASC 815), as the Earn-Out

Shares are not indexed to the Company’s common stock. Pursuant to ASC 815, these Earn-Out Shares were accounted for as a liability at the Closing Date of the Business Combination and are subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss. The fair value of the Earn-Out Shares is determined using a Monte Carlo simulation valuation model that utilizes a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including our common stock price, expected volatility, risk-free rate, expected term and expected dividend yield.

Earn-Out Shares allocated to Earn-Out Service Providers who held shares of common stock or options to purchase common stock that are subject to service-based vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC Topic 718, Share-Based Compensation (ASC 718), as the Earn-Out Shares are subject to forfeiture based on the satisfaction of certain service conditions. Pursuant to ASC 718, these Earn-Out Shares were measured at fair value at the grant date (the Closing Date) using a Monte Carlo simulation valuation model and will be recognized as expense over the time-based vesting period with a credit to additional paid-in-capital.

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

The warrants contain provisions that require them to be classified as derivative liabilities in accordance with ASC 815. Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within our consolidated statements of operations and comprehensive loss. We adjust the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants and (b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

The fair value of the public warrants is based on observable listed prices for such warrants at the end of each reporting period, and the fair value of the private warrants is equivalent to that of the public warrants as they have substantially the same terms; however, they are not actively traded.

Accrued and Prepaid Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development and manufacturing expenses. This process involves reviewing open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

●	CROs in connection with performing research and development activities on our behalf, including preclinical studies and clinical trials;
●	Investigative sites or other service providers in connection with preclinical or clinical trials;
●	CMOs and other vendors related to product manufacturing and development and distribution of preclinical and clinical supplies; and
●	Companies with whom we have a collaboration or in-licensing agreement, that perform research and development activities on our behalf, including preclinical studies and clinical trials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts from CROs that conduct and manage studies on our behalf. The financial terms of these contracts are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, the Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, contract research organizations, and clinical manufacturing organizations, that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on actual time and expenses incurred by them. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

As there was not a public market for our common stock prior to becoming publicly traded, the estimated fair value of our common stock was determined by the Board as of the date of grant of each option or restricted stock award, considering our most recently available third-party valuations of common stock and the Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method (OPM) or a hybrid method, both of which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method is a probability-weighted expected return method (PWERM) where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

In addition to the results of these third-party valuations, the Board also considered a number of objective and subjective factors to determine the fair value of our common stock on each grant date, including: (i) our stage of development and our business strategy; (ii) the progress of our research and development programs; (iii) the progress of our collaboration and licensing efforts; (iv) the illiquid nature of our common stock; (v) the prices at which we sold convertible preferred stock and the superior rights and preferences of the convertible preferred stock relative to our common stock at the time of each grant; (vi) external market conditions affecting the biotechnology industry, and trends within the biotechnology industry; (vii) our financial position, including cash on hand, and our historical and forecasted performance and operating results; and (viii) the likelihood of achieving a liquidity event.

Subsequent to the closing of the Business Combination, the Board determines the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by the Nasdaq on the date of grant.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in note 2 to our audited annual consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents, short-term investments and restricted cash of $1.4 billion and $1.7 billion as of December 31, 2022 and 2021, respectively, which consisted of cash, money market funds and marketable debt securities (including U.S. treasury bills, U.S. agency securities, commercial paper and corporate notes). Due to the nature, including low risk and short-term maturities, of our cash equivalents and investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-34 in this Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal

Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Due to the inherent limitations, no evaluation over internal control can provide absolute assurance that no material misstatements or fraud exist.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EQRx, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited EQRx, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EQRx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 23, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information, as of the date of this Annual Report, concerning our directors and executive officers.

Name	Age	Position(s)
Executive Officers:
Melanie Nallicheri	54	President, Chief Executive Officer and Director
Jami Rubin	59	Chief Financial Officer
Dina Ciarimboli	54	General Counsel and Secretary
Eric Hedrick, M.D.	58	Chief Physician Executive
Directors:
Alexis Borisy	51	Executive Chairman
Amy Abernethy, M.D., Ph.D.(4)	54	Director
Paul Berns(1)(3)	56	Director
Jorge Conde(2)	45	Director
Kathryn Giusti(3)	64	Director
Sandra Horning, M.D.(2)(4)	74	Director
Clive Meanwell, M.D., Ph.D.(1)(3)(4)	65	Director
Samuel Merksamer(1)	42	Director
Krishna Yeshwant, M.D.(2)(4)	44	Director
(1)	Audit Committee member
(2)	Compensation and Talent Development Committee member
(3)	Nominating and Corporate Governance Committee member
(4)	Research and Development Committee member

Executive Officers

Melanie Nallicheri has been our President, Chief Executive Officer and member of the Board since December 2021 and is a co-founder of Legacy EQRx and was the President and Chief Operating Officer of Legacy EQRx since August 2019 and effective September 1, 2021 assumed the role of President and Chief Executive Officer and joined Legacy EQRx’s board of directors. Ms. Nallicheri is a healthcare and life sciences executive with nearly three decades of experience. Prior to joining Legacy EQRx, from September 2016 to April 2019, Ms. Nallicheri served as Chief Business Officer and Head of Biopharma for Foundation Medicine, Inc. Prior to that, from 2013 to June 2016, Ms. Nallicheri served in a variety of roles at McKesson Corporation, including as Senior Vice President, Corporate Strategy and Business Development at McKesson Distribution Solutions and McKesson Data & Analytics; and prior thereto, from 2011 to 2013 as Senior Vice President, Corporate Development at Geron Corporation. Ms. Nallicheri holds an M.S. in business and economics from WHU Otto Beisheim School of Corporate Management in Koblenz, Germany and an M.B.A. with honors from Columbia Business School.

We believe Ms. Nallicheri’s extensive experience as a healthcare and life sciences industry executive, her role as a co-founder of Legacy EQRx and her work and leadership at EQRx provide her with the qualifications and skills necessary to serve as a member of the Board.

Jami Rubin has been our Chief Financial Officer since December 2021, and prior thereto was Chief Financial Officer of Legacy EQRx beginning April 2021. Prior to joining Legacy EQRx, from May 2019 to April 2021, Ms. Rubin was a partner at PJT Partners, a global advisory-focused investment bank. Prior to that, Ms. Rubin spent more than 25 years as an equity analyst following the pharmaceutical industry, and was an equity research analyst and then partner at Goldman Sachs, managing the global healthcare research team from 2008 to October 2018. Ms. Rubin has served as a member of the board of directors of Relay Therapeutics, Inc. (Nasdaq: RLAY) since October 2019. Ms. Rubin also served as a member of the board of Red Door Community (f/k/a Gilda’s Club NYC) from 2010 to 2022. Ms. Rubin holds a B.A. from Vassar College.

Dina Ciarimboli has been our General Counsel and Secretary since February 2022, and previously served as a consultant since December 2021 until her current role, and prior thereto as a consultant to Legacy EQRx from April 2021 through the Closing. Prior to consulting for Legacy EQRx, Ms. Ciarimboli was the Chief Legal Officer at Thrive Earlier Detection Corp from September 2018 to April 2021. From January 2012 to July 2020, she was General Counsel at Third Rock Ventures and prior to that, from 2003 to 2012, General Counsel at Prism VentureWorks. Ms. Ciarimboli served as a member of the board of directors of SheGives from May 2013 to December 2020. She holds a B.A. from Boston College and earned her J.D. from Boston College Law School.

Eric Hedrick, M.D. has been our Chief Physician Executive since December 2021 and held the same role at Legacy EQRx beginning August 2020. Prior to joining Legacy EQRx, Dr. Hedrick acted as an independent hematology and oncology clinical development consultant from 2015 to August 2020, including serving as Chief Advisor to BeiGene, Inc. from March 2017 to August 2020. From 2012 to 2014, he was Chief Medical Officer at Epizyme and prior to that, from 2010 to 2012, Chief Medical Officer at Pharmacyclics. Prior to that, Dr. Hedrick spent almost a decade building out late-stage clinical development and post-marketing programs at Genentech. Prior to joining the pharmaceutical industry, Dr. Hedrick was an attending physician at Memorial Sloan Kettering Cancer Center, and he served as Chief Resident of Internal Medicine at Boston City Hospital. He holds a B.A. from Boston University and earned his M.D. from the University of Maryland School of Medicine.

Directors

Alexis Borisy has been Executive Chairman of the Board since December 2021 and is a co-founder of Legacy EQRx and was Chairman of the board of directors and Chief Executive Officer of Legacy EQRx since August 2019 until transitioning to the role of Executive Chairman effective September 1, 2021. Mr. Borisy is a leading biotechnology entrepreneur and investor with more than 25 years of experience. Since founding it in March 2022, Mr. Borisy is the operating chairman of Curie.Bio, a new model for venture in biotech. From 2010 to June 2019, Mr. Borisy was a Partner at Third Rock Ventures. Mr. Borisy co-founded Blueprint Medicines Corporation (Nasdaq: BPMC), a biopharmaceutical company, and served as its Interim Chief Executive Officer from 2013 to 2014 and has served as a member of its board of directors since 2011. Mr. Borisy co-founded Foundation Medicine, Inc., where he served as its Interim Chief Executive Officer from 2009 to 2011 and served as a member of its board of directors from 2009 to July 2018, including as Chairman from 2011 to February 2017. Mr. Borisy has served as a member of the board of directors of Opko Health, Inc. (Nasdaq: OPK) since May 2022, Tango Therapeutics, Inc. (Nasdaq: TNGX) since January 2017, and Revolution Medicines, Inc. (Nasdaq: RVMD) since 2014. He was also a member of the board of directors of Magenta Therapeutics, Inc. (Nasdaq: MGTA) from 2015 to June 2022. Mr. Borisy serves as chairman of the board of directors of Relay Therapeutics, Inc. (Nasdaq: RLAY), and has been on its board since 2015 and was also Relay’s founding Chief Executive Officer. Mr. Borisy also serves as chairman of the board of directors of Celsius Therapeutics, where he has served on its board of directors since 2018, in addition to serving on the boards of directors of several privately held biopharmaceutical companies. In 2022, Mr. Borisy co-founded IDRx, Inc., a biopharmaceutical company and did the initial build through Borisy Labs Production, LLC. Mr. Borisy also became a Director of Nextech Invest, a Swiss-based venture firm, in 2022. Mr. Borisy received an A.B. in Chemistry from the University of Chicago and an A.M. in Chemistry and Chemical Biology from Harvard University.

We believe Mr. Borisy’s extensive experience as an executive of, and working with and serving on the boards of directors of, multiple biopharmaceutical and life sciences companies, his role as a co-founder of Legacy EQRx, and his experience working in the venture capital industry provide him with the qualifications and skills necessary to serve as a member of the Board.

Amy Abernethy, M.D., Ph.D. has been a member of the Board since August 2021. Dr. Abernethy is President of Product Development and Chief Medical Officer of Verily, an Alphabet company, since July 2021. Before joining Verily, Dr. Abernethy was Principal Deputy Commissioner of Food and Drugs of the FDA and the

agency’s acting Chief Information Officer, a role she held from February 2019 until April 2021. Prior to the FDA, Dr. Abernethy served as Chief Medical Officer, Chief Scientific Officer and Senior Vice President of Oncology at Flatiron Health, Inc., a healthcare technology company, from 2014 to January 2019. Before joining Flatiron, she was a Professor of Medicine in the Duke University School of Medicine from 2008 to 2015 and ran the Center for Learning Health Care in the Duke Clinical Research Institute from 2012 to 2015. She was also director of the Duke Cancer Care Research Program in the Duke Cancer Institute between 2008 and 2015. She also held the title of Adjunct Professor of Medicine in the Duke University School of Medicine, and previously held a number of progressive faculty and clinical roles at Duke University and Flinders University of South Australia. Dr. Abernethy previously served on the board of directors of athenahealth, Inc., a software platform company offering medical practice automation and claims management services from 2013 until January 2019. Dr. Abernethy received her B.A. in biochemistry from the University of Pennsylvania and her M.D. from the Duke University School of Medicine. She also received a Ph.D. from Flinders University of South Australia.

We believe Dr. Abernethy’s FDA experience and experiences with data, clinical research and the use of technology within the biopharmaceutical industry provide her with the qualifications and skills necessary to serve as a member of the Board.

Paul Berns has been a member of the Board since December 2021, and previously served on the board of directors of Legacy EQRx from January 2020 through  December 2021. Mr. Berns has been a consultant in the pharmaceutical industry since July 2016 and has been a managing director of ARCH Venture Partners since August 2018. He is also a co-founder of Neumora Therapeutics, Inc. and has been its chairman of the board of directors and Chief Executive Officer since 2019. From 2014 to June 2016, Mr. Berns served as President and Chief Executive Officer, and served on the board from 2012 to June 2016 of Anacor Pharmaceuticals, Inc., a biopharmaceutical company, that was acquired by Pfizer Inc. in June 2016. Previously, Mr. Berns served as President and Chief Executive Officer of Allos Therapeutics, Inc., a biopharmaceutical company, from 2006 to 2012, and served on its board from 2006 to 2012, when it was acquired by Spectrum Pharmaceuticals, Inc. Mr. Berns was President and Chief Executive Officer, and served on the board of directors of Bone Care International, Inc., a specialty pharmaceutical company, from June 2002 to 2005, when it was acquired by Genzyme Corporation. Prior to that, Mr. Berns was Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories from 2001 to 2002, and from 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, when it was acquired by Abbott Laboratories in 2001. Earlier in his career, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company (NYSE: BMY) from 1990 to 2000. Mr. Berns has been serving as a member of the board of directors of Unity Biotechnology, Inc. (Nasdaq: UBX) since March 2018, is currently on the board of a number of privately held companies, and previously served on the board of other public companies. Mr. Berns received his B.S. in Economics from the University of Wisconsin.

We believe Mr. Berns’s extensive experience as an outside advisor, venture investor and executive of multiple biopharmaceutical and life sciences companies provide him with the qualifications and skills necessary to serve as a member of the Board.

Jorge Conde has been a member of the Board since December 2021 and served on the board of directors of Legacy EQRx from January 2020 through December 2021. Mr. Conde has been a General Partner at Andreessen Horowitz since June 2017, where he leads investments at the cross section of biology, computer science and engineering. Mr. Conde previously served as Chief Strategy Officer for Syros Pharmaceuticals, Inc. (NYSE: SYRS) from April 2016 to March 2017, and as its Chief Product Officer from 2014 to May 2016. Prior to joining Syros, from 2007 to 2014, Mr. Conde served in various roles at Knome, Inc., a genomics company, including Founding Chief Executive Officer, Chief Financial Officer and Chief Product Officer. Earlier in his career, Mr. Conde worked in marketing and operations at MedImmune, in the life sciences group at Flagship Ventures and managed the business development function at Helicos Biosciences Corporation, a DNA sequencing company, and as a biotechnology investment banker at Morgan Stanley. Mr. Conde is currently on the board of a number of privately held companies. Mr. Conde holds a B.A. in Biology from Johns Hopkins University, an M.S. from the Harvard-MIT Division of Health Sciences and Technology, and an M.B.A. from Harvard Business School.

We believe that Mr. Conde’s depth of knowledge of and experience in the biopharmaceutical industry, both as an investor and executive provide him with the qualifications and skills necessary to serve as a member of the Board.

Kathryn Giusti has been a member of the Board since December 2021 and served on the board of directors of Legacy EQRx from September 2021 through December 2021. Ms. Giusti is the founder and board member of the Multiple Myeloma Research Foundation (the MMRF), founded in 1998. Ms. Giusti co-chairs the Harvard Business School Kraft Precision Medicine Accelerator, which she helped found in 2016, as a Senior Fellow at Harvard Business School. Ms. Giusti is a business leader and a healthcare disrupter with over three decades of experience. Prior to founding the MMRF, from 1992 to 1997, Ms. Giusti held various positions including the Executive Director of Worldwide Arthritis Franchise at G.D. Searle & Company. From 1985 to 1990, Ms. Giusti served as a Marketing Executive for Gillette. Ms. Giusti served as a Sales & Marketing executive at Merck from 1980 to 1983. Ms. Giusti has served on a variety of boards including President Obama’s Precision Medicine Initiative Working Group and served as an advisor to President Biden’s Cancer Moonshot program. She was named to the President’s Council of Advisors on Science and Technology (PCAST), the National Cancer Advisory Board (NCAB), and the National Cancer Policy Board (NCPB). She served on the board of IMS Health and is on the advisory boards of Verily. Ms. Giusti is a member of the FasterCures Non-Profit Council and the Harvard Business School Health Advisory Board. Ms. Giusti has been named one of Time magazine’s 100 Most Influential People in the World in 2011 and was ranked #19 on Fortune’s list of the World’s 50 Greatest Leaders in 2014. Ms. Giusti received her MBA in general management from Harvard Business School and holds a B.S. and an honorary doctorate from the University of Vermont.

We believe that Ms. Giusti’s extensive experience as a leader in the healthcare industry, her work in precision medicine and medical research, and her role as the co-founder of MMRF provide her with the qualifications and skills necessary to serve as a member of the Board.

Sandra J. Horning, M.D., joined the Board in December 2021, and is a co-founder of Legacy EQRx and was a member of the board of directors of Legacy EQRx from August 2020 through December 2021. Dr. Horning previously served as the Chief Medical Officer and Global Head of Product Development of Roche from 2014 until her retirement in October 2019, and prior to that as Global Head of Oncology Clinical Science of Roche from 2009 to 2013. From 1980 until 2009, Dr. Horning was a practicing oncologist, investigator and tenured professor at Stanford University School of Medicine, where she remains a Professor of Medicine Emerita. From 2005 to 2006, Dr. Horning served as the President of the American Society of Clinical Oncology (ASCO). From 2015 to July 2018, Dr. Horning served as a member of the board of directors of Foundation Medicine, Inc. She has been serving as a member of the board of directors of Olema Pharmaceuticals, Inc. (Nasdaq: OLMA) since November 2020, Moderna, Inc. (Nasdaq: MRNA) since March 2020, and Gilead Sciences, Inc. (Nasdaq: GILD) since January 2020. Dr. Horning received her M.D. from the University of Iowa School of Medicine and completed her internal medicine training at the University of Rochester and a fellowship in Oncology at Stanford University.

We believe that Dr. Horning’s significant experience in the field of oncology and her product development leadership experience, her role as a co-founder of Legacy EQRx, and her significant industry and public company board experience provide her with the qualifications and skills necessary to serve as a member of the Board.

Clive Meanwell, M.B. Ch. B, M.D. has been a member of the Board since December 2021 and previously served on the board of directors of Legacy EQRx from October 2020 through December 2021. Dr. Meanwell is also the co-founder of Population Health Investment Co., Inc. (Nasdaq: PHICU), a special purpose acquisition company, and has been its Chief Executive Officer and director since September 2020, and is a co-founder and director of Population Health Partners, a private equity firm investing in technologies to alleviate suffering from prevalent chronic diseases. Dr. Meanwell previously was a founder of The Medicines Company and was a director from 1996 until it was acquired by Novartis for $9.7 billion in January 2020. From December 2018 until January 2020, Dr. Meanwell served as The Medicines Company’s Chief Innovation Officer, and served a number of roles at The Medicines Company while serving as Chief Executive Officer from 1996 until December 2018, including as Executive Chairman from 2001 to 2004 and Chairman of the board from 2001 to 2015. Dr. Meanwell is the Vice Chairman of BB Biotech, a Swiss investment corporation. He has also served as a director of Adagio Therapeutics, Inc. (Nasdaq: ADGI) since May 2022. Dr. Meanwell received an M.B. Ch.B. and a M.D. from the University of Birmingham, United Kingdom.

We believe that Dr. Meanwell’s significant experience in building and leading successful biotechnology companies, developing pharmaceuticals and scientific expertise provide him with the qualifications and skills necessary to serve as a member of the Board.

Samuel Merksamer has been a member of the Board since December 2021. Mr. Merksamer has been a partner at One Investment Management Group since January 2023. Mr. Merksamer served as a partner at Softbank Investment Advisers and a managing director of SB Management from October 2019 to March 2022. Prior thereto, he served as Partner at Caligan Partners, L.P., an investment firm from January 2017 to September 2019. He was a Managing Director of Icahn Capital LP, a subsidiary of Icahn Enterprises L.P., from 2008 to 2016. From 2003 until 2008, Mr. Merksamer was an analyst at Airlie Opportunity Capital Management. Mr. Merksamer has been serving as a director of Transocean Ltd. (NYSE: RIG) since 2013, and has previous experience on a number of public company boards, including as a director of American International Group, Inc. from 2016 to 2018, Hertz Global Holdings, Inc. from 2014 to 2017, Navistar International Corporation from 2012 to 2017, Cheniere Energy Inc. from 2015 to 2017, Transocean Partners from 2014 to 2016, Hologic Inc. from 2013 to 2016, and Ferrous Resources Limited from 2012 to 2016. Mr. Merksamer received an A.B. in Economics from Cornell University in 2002.

We believe that Mr. Merksamer’s extensive experience as an investor and knowledge of capital markets and public company experience, provide him with the qualifications and skills necessary to serve as a member of the Board.

Krishna Yeshwant, M.D. has been a member of the Board since December 2021 and previously served as a member of the board of directors of Legacy EQRx from January 2020 through December 2021. Dr. Yeshwant has also served as a general partner at GV since 2019 and has been working with GV since 2008. Dr. Yeshwant was previously employed by Partners Healthcare, a not-for-profit health care system, as an internal medicine physician at Brigham and Women’s Hospital from 2009 to 2021. Before joining GV, Dr. Yeshwant founded Stanford Students Consulting, an electronic data interchange company that was acquired by The Hewlett-Packard Company in 2000. In 2000, he helped start Recourse Technologies, Inc., a network security company that was acquired by Symantec Corporation in 2002. Dr. Yeshwant has served on the board of directors of Verve Therapeutics, Inc. (Nasdaq: VERV) since August 2018, and previously served on the board of directors of Foundation Medicine, Inc. from 2011 to 2018, as well as a number of other public company and private company boards. Dr. Yeshwant received a B.S. in computer science from Stanford University, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School.

We believe Dr. Yeshwant’s extensive experience as an investor in the biotechnology industry, his experience as a physician, and his deep knowledge of life sciences companies provide him with the qualifications and skills necessary to serve as a member of the Board.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Board Composition

The business and affairs our company are organized under the direction of our Board. Alexis Borisy is our Executive Chairman. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to management. The Board meets on a regular basis and additionally as required.

In accordance with the terms of our Bylaws, the Board may establish the authorized number of directors from time to time by resolution. The Board currently consists of ten members. Each of the directors will continue to serve as a director until the election and qualification of his or her successor or until his or her earlier death, resignation or removal. Vacancies on the Board can be filled by resolution of the Board. The Board is divided into three classes, each serving staggered three-year terms:

•	the Class I directors, which consists of Paul Berns, Jorge Conde and Sandra Horning, whose terms will expire at the annual meeting of stockholders to be held in 2025;
•	the Class II directors, which consists of Samuel Merksamer, Clive Meanwell, Krishna Yeshwant and Kathryn Giusti, whose terms will expire at the annual meeting of stockholders to be held in 2023; and
•	the Class III directors, which consists of Alexis Borisy, Melanie Nallicheri and Amy Abernethy, whose terms will expire at the annual meeting of stockholders to be held in 2024.

As a result of the staggered Board, only one class of directors is elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Director Independence

Based on information provided by each director concerning her or his background, employment and affiliations, the Board has determined that none of the directors, other than Mr. Borisy and Ms. Nallicheri, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors is “independent” as that term is defined under the Nasdaq listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the combined company, CMLS III and Legacy EQRx and all other facts and circumstances the Board deems relevant in determining their independence, including the beneficial ownership of securities of the company by each non- employee director and the transactions described in Item 13 “Certain Relationships and Related Transactions, Director Independence.”

Role of the Board in Risk Oversight/Risk Committee

One of the key functions of the Board is to maintain oversight of the risk management process. The Board administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Audit Committee has the responsibility to consider and discuss major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and other applicable regulatory requirements. The Compensation and Talent Development Committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. The Research and Development Committee provides oversight of research and development activities and function.

Board Committees

The Board has the authority to appoint committees to perform certain management and administration functions. In connection with the closing of the Business Combination, we reconstituted the membership of the Audit Committee, and formed a Compensation and Talent Development Committee, a Nominating and Corporate Governance Committee and a Research and Development Committee, and may form other standing committees from time to time. The composition and responsibilities of each of our Audit Committee, Compensation and Talent Development Committee, and Nominating and Corporate Governance Committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. The charters for all of these committees are available on EQRx’s website at www.eqrx.com.

Audit Committee

The Audit Committee currently consists of Paul Berns, Clive Meanwell and Samuel Merksamer. Mr. Casdin was a member of the Audit Committee until his November 2022 resignation.  The Board has determined that each member is independent under the listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Chairperson of the Audit Committee is Paul Berns (succeeding Mr. Casdin who served as Chair until his November 2022 resignation). The Board has determined that Paul Berns is an “audit committee financial expert” within the meaning of SEC regulations. The Board has determined that each member of the Audit Committee has the requisite financial expertise required under the applicable requirements of the Nasdaq Global Market. In arriving at this determination, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment.

The primary purpose of the Audit Committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of the Audit Committee include:

•	helping the Board oversee corporate accounting and financial reporting processes;
•	managing the selection, engagement and qualifications of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	helping to ensure the independence and performance of the independent registered public accounting firm;
•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	reviewing policies on financial risk assessment and financial risk management;
•	reviewing related person transactions;
•

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes its internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation and Talent Development Committee

The Compensation and Talent Development Committee consists of Jorge Conde, Sandra Horning and Krishna Yeshwant. The Board has determined that each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Chairperson of the Compensation and Talent Development Committee is Krishna Yeshwant. The primary purpose of the Compensation and Talent Development Committee is to discharge the responsibilities of the Board to oversee our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the Compensation and Talent Development Committee include:

•	reviewing and approving, or recommending that the Board approve, the compensation of executive officers and senior management;
•	reviewing and recommending to the Board, the compensation of the Board;
•	administering our stock and equity incentive plans;
•	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;
•

reviewing, approving, amending and terminating, or recommending that the Board approve, amend or terminate, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for executive officers and other senior management, as appropriate;

•	reviewing and establishing general policies relating to employee compensation and benefits;
•	reviewing overall compensation philosophy;

•

ensuring that we are a leader in diversity, equality and inclusion and identifying ways to incorporate diversity, equality and inclusion in our recruitment and talent development programs and efforts upholding a culture of equality and equity;

•	evaluating programs and practices that provide for talent and leadership development and advancement of high potential talent, and supporting a culture of high performance and continuous learning; and
•	reviewing management succession plans.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Paul Berns, Kathryn Giusti and Clive Meanwell. Mr. Casdin also served on this committee until his November 2022 resignation.  The Board has determined that each member is independent under the listing standards. The Chairperson of the Nominating and Corporate Governance Committee is Paul Berns.

Specific responsibilities of the Nominating and Corporate Governance Committee include:

•	identifying, evaluating and selecting, or recommending that the Board approve, nominees for election to the Board;
•	evaluating the performance of the Board and of individual directors;
•	evaluating the adequacy of corporate governance practices and reporting; and
•	developing and making recommendations to the Board regarding corporate governance guidelines and matters.

Code of Business Conduct and Ethics

The Board has adopted an amended and restated Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on the “Documents & Charters” section of the “Corporate Governance” section under “Investors” on our website, which is located at www.eqrx.com. We intend to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on our website to the extent required by applicable rules and exchange requirements.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation and Talent Development Committee has ever been an officer or employee of EQRx, CMLS III or Legacy EQRx. None of our executive officers serves, or has served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on either company’s compensation committee.

Non-Employee Director Compensation

The Board has adopted a non-employee director compensation policy, which is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to our long-term success. See  “Director Compensation” in Item 11.

Limitation on Liability and Indemnification of Directors and Officers

Our Certificate of Incorporation limits a director’s liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;
•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	for any unlawful payment of dividends or redemption of shares; or
•	for any breach of the director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and our Bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in our Certificate of Incorporation and Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2022, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

We did not provide any compensation to our executive officers prior to completion of the Business Combination.  Accordingly, the discussion below focuses on the compensation programs and practices of our operating subsidiary, Legacy EQRx.  Historically, Legacy EQRx’s executive compensation program has reflected its growth and development-oriented corporate culture. To date, the compensation of our executive officers identified in the 2022 Summary Compensation Table below, whom we collectively refer to as our named executive officers, has consisted of a combination of base salary, bonuses and equity incentive compensation in the form of restricted stock awards and stock options. Our named executive officers who are full-time employees, like all other full-time employees, are eligible to participate in our retirement and health and welfare benefit plans.

We evaluate our compensation values and philosophy and our compensation plans and arrangements as circumstances merit. At a minimum, we expect to review executive compensation annually with input from a compensation consultant. As part of this review process, we expect the Board and the Compensation and Talent Development Committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. In connection with our executive compensation program, we will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Our named executive officers have not earned any nonqualified deferred compensation during the periods presented and accordingly, we have omitted that column from the table. Our named executive officers for 2022 appearing in the summary compensation table are:

●	Melanie Nallicheri, President and Chief Executive Officer
●	Dina Ciarimboli, General Counsel and Secretary; and
●	Jami Rubin, Chief Financial Officer

2022 Summary Compensation Table

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards(1)	Awards(1)	Compensation(2)	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Melanie Nallicheri(4)	2022	600,000	—	—	3,419,302	324,000	7,750	4,351,052
President and Chief Executive Officer	2021	509,333	—	—	2,778,121	311,071	11,600	3,610,125
Dina Ciarimboli(5)	2022	364,697	—	—	1,392,800	157,177	73,567	1,988,241
General Counsel and Corporate Secretary
Jami Rubin(6)	2022	449,000	—	—	928,092	177,804	—	1,554,896
Chief Financial Officer	2021	304,394	—	3,605,355	—	175,173	—	4,084,922

(1)	Represents the aggregate grant date fair value of restricted stock purchased by the named executive officer or options granted to the named executive officer calculated in accordance with ASC 718. See note 10 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K for a discussion of ASC 718. During the year ended December 31, 2021, Ms. Rubin purchased 2.2 million restricted shares at $0.0002 per share;
(2)	Represents performance-based cash bonuses awarded to our named executive officers. See “Narrative Disclosures to the Summary Compensation Table —Non-Equity Incentive Plan Compensation” below for a description of this compensation;
(3)	Represents 401(k) match paid by us for Ms. Nallicheri and includes 401(k) match paid by us of $11,067 for Ms. Ciarimboli. Ms. Nallicheri and Ms. Ciarimboli may be paid an additional amount due to a 401(k) true up calculation; however, the calculation has not been calculated at this time. This amount for Ms. Ciarimboli also includes $62,500 for consulting fees due for services done prior to becoming an employee of EQRx in February 2022;
(4)	Ms. Nallicheri served as Legacy EQRx’s President and Chief Operating Officer during 2020 and through August 31, 2021, and became President and Chief Executive Officer and joined its board of directors on September 1, 2021, and became our President and Chief Executive Officer and director on the Closing Date;
(5)	Ms. Ciarimboli joined EQRx as an employee in February 2022, when she became our General Counsel and Corporate Secretary. Salary and target bonus amounts are pro-rated for the year ended December 31, 2022;
(6)	Ms. Rubin joined Legacy EQRx in April 2021 and became our Chief Financial Officer on the Closing Date; Salary and target bonus amounts are pro-rated for the year ended December 31, 2021.

Narrative Disclosures to the Summary Compensation Table

The Board reviews compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, historical compensation level of our executives, individual performance as compared to our expectations and objectives, our desire to motivate employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to value creation for the Company.

2022 Base Salaries

The annual base salaries of our named executive officers are generally determined, approved and reviewed periodically by the Board or Compensation and Talent Development Committee in order to compensate our named executive officers for their satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

2022
Base Salary
Name	($)
Melanie Nallicheri	600,000
Dina Ciarimboli(1)	415,000
Jami Rubin	449,000
(1)	Effective February 15, 2022, and pro-rated for the calendar year.

Non-Equity Incentive Plan Compensation

Our bonus program is intended to recognize and reward associates for achieving established objectives that are linked to our growth and success, thereby allowing them to share in our performance based on corporate and individual accomplishments.

2022
Bonus Target
Name	(%)
Melanie Nallicheri	60.0
Dina Ciarimboli(1)	40.0
Jami Rubin	40.0
(1)	Effective February 15, 2022, and pro-rated for the calendar year.

Our named executive officers earned bonuses as set forth in the Summary Compensation Table. These bonuses were based on specified company and individual performance metrics that were approved by our Board, and in the case of Ms. Ciarimboli, was prorated based on her employment start date.

Equity Incentive Compensation

Our equity-based incentive awards granted to our named executive officers are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. We have historically used restricted stock awards and share options as an incentive for long-term compensation to our executive officers.

Stock options allow our executive officers to profit from this form of equity compensation only if our share price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common shares on the date of grant. We may grant equity awards at such times as the Board or the Compensation and Talent Development Committee determines appropriate.

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

The equity-based incentive awards granted to our named executive officers during the year ended December 31, 2022 are reflected in the Outstanding Equity Awards Table below.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information concerning outstanding stock awards held by our named executive officers as of December 31, 2022.

	Option Awards						Stock Awards
												Equity
												Incentive
												Plan
										Equity		Awards:
										Incentive		Market or
										Plan		Payout
										Awards:		Value
			Equity							Number of		of
			Incentive						Market	Unearned		Unearned
			Plan Awards:				Number of		Value of	Shares,		Shares,
	Number of	Number of	Number of				Shares or		Shares or	Units		Units
	Securities	Securities	Securities				Units of		Units of	or Other		or Other
	Underlying	Underlying	Underlying				Stock That		Stock That	Rights That		Rights That
	Unexercised	Unexercised	Unexercised	Option		Option	Have Not		Have Not	Have Not		Have Not
	Options (#)	Options (#)	Unearned	Exercise		Expiration	Vested		Vested	Vested		Vested
Name	Exercisable	Unexercisable	Options (#)	Price ($)		Date	(#)		($)(5)	(#)		($)(5)
Melanie Nallicheri	300,440	326,559	—	2.21	(1)	1/20/2031	—		—	—		—
	391,875	862,124	—	2.68	(2)	6/6/2031	—		—	—		—
	435,416	1,464,584	—	3.03	(3)	2/25/2032	—		—	—		—
	—	—	—	—		—	1,948,591	(4)	4,793,534	—		—
	—	—	—	—		—	—		—	288,678	(4)	710,148
Dina Ciarimboli	45,718	111,032	—	2.21	(6)	4/8/2031	—		—	—		—
	119,791	455,209	—	3.03	(3)	2/25/2032	—		—	—		—
Jami Rubin	118,158	397,443	—	3.03	(3)	2/25/2032	—		—	—		—
	—	—	—	—		—	—		—	548,626	(7)	1,349,620
	—	—	—	—		—	—		—	627,000	(8)	1,542,420
(1)	Options were granted on January 20, 2021 and 25% of the shares underlying the award vest on the first anniversary of the vesting commencement date and the remaining 75% vest in 36 equal monthly installments thereafter through the fourth anniversary of the vesting commencement date.
(2)	Options were granted on June 6, 2021 and vest in 48 equal monthly installments through the fourth anniversary of their respective vesting commencement dates.
(3)	Options were granted on February 25, 2022 and vest in 48 equal monthly installments through the fourth anniversary of their respective vesting commencement dates.
(4)	The restricted shares vest in 48 equal monthly installments through the fourth anniversary of their respective vesting commencement dates.
(5)	The market value of the awards was determined using a stock price of $2.46, which was the closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2022.
(6)	Options were granted on April 8, 2021 and 25% of the shares underlying the award vest on the first anniversary of the vesting commencement date and the remaining 75% vest in 36 equal monthly installments thereafter through the fourth anniversary of the vesting commencement date.
(7)	The restricted shares vest as to 25% of the shares underlying the award on the first anniversary of Ms. Rubin’s employment start date, and the remaining 75% vest in 36 equal monthly installments thereafter.
(8)	The restricted shares vest 100% if our common stock reaches $15.95 per share following an initial public offering or sale event (as such term is defined in the EQRx, Inc. 2019 Stock Option and Grant Plan (the 2019 Plan)) for 60 consecutive trading days within the four year period following Ms. Rubin’s start date.

Executive Compensation Arrangements

The material terms of the employment agreements with our named executive officers are described below.

Melanie Nallicheri.  On November 11, 2019, and as amended and restated as of January 10, 2020, Legacy EQRx entered into an employment agreement with Melanie Nallicheri for the position of President and Chief Operating Officer, pursuant to which Ms. Nallicheri was entitled to a base salary of $475,000 and an annual target bonus equal to 50% of her base salary. In connection with her transition to Chief Executive Officer in September 2021, Legacy EQRx entered into an amendment on June 16, 2021 to Ms. Nallicheri’s letter agreement to increase her salary to $550,000 per year, pro-rated for the 2021 calendar year, and to increase her target bonus percentage to 55% of her base salary, pro-rated for the 2021 calendar year.  In December 2021, Ms. Nallicheri’s base salary was increased to $600,000 and her target bonus percentage to 60% effective January 1, 2022.  Her salary is subject to an annual review and increase, but not decrease, within the sole discretion of the Board. Ms. Nallicheri’s employment has no specified term and can be terminated at will by either party.

Prior to the amendment and restatement of her agreement, Ms. Nallicheri held 8,464,500 restricted shares of common stock that she was granted as a co-founder and purchased at a price per share equal to fair market value of common stock on the date of grant. In connection with amending and restating her agreement, Ms. Nallicheri agreed to amend the terms of her founder shares to subject 7,194,825 shares to the acceleration provisions set forth in the Severance Policy (as defined below) and new time-based vesting schedule. Accordingly, these 7,194,825 restricted shares now vest in 48 equal monthly installments until January 10, 2024, subject to Ms. Nallicheri’s continuous employment or other service relationship with EQRx on each applicable vesting date. Additionally, Ms. Nallicheri was eligible to receive an additional equity grant to purchase 1,065,900 shares of common stock at a purchase price per share equal to fair market value of common stock subject to time-based vesting and the acceleration provisions of the Severance Policy, which were granted to her in February 2020.

If Ms. Nallicheri’s employment is terminated without cause or as a result of her resignation for good reason outside of the change in control period (as defined in her letter of agreement), she will be eligible to receive: (i) 12 months of salary at her then-current base salary and her target bonus amount, payable in a lump sum within 60 days of termination, (ii) 12 months’ benefits continuation, (iii) salary earned through date of termination, (iv) any unreimbursed expenses incurred through the date of termination, and (v) all accrued and vested benefits under the employee benefit plans in which Ms. Nallicheri participates in accordance with the terms of such plans.

In the event Ms. Nallicheri is terminated without cause or resigns for good reason during the change in control period, she will be eligible to receive: (i) 12 months of salary at her then-current base salary and her target bonus amount, (ii) 12 months’ benefits continuation, (iii) full acceleration of all outstanding stock options and other equity awards then subject to vesting, (iv) salary earned through the date of termination, (v) any unreimbursed expenses incurred through the date of termination, and (vi) all accrued and vested benefits under the employee benefit plans in which she participates in accordance with the terms of such plans.

Dina Ciarimboli. On February 13, 2022, Legacy EQRx entered into an employment letter with Dina Ciarimboli for the position of General Counsel and Secretary pursuant to which Ms. Ciarimboli was entitled to a base salary of $415,000 and an annual target bonus equal to 40% of her annual base salary. Her salary is subject to annual review at the discretion of the Board. Ms. Ciarimboli’s employment has no specified term and can be terminated at will by either party.

Pursuant to the terms of her letter agreement, Ms. Ciarimboli was eligible to receive an equity grant to purchase 575,000 shares of common stock in the form of stock options. Ms. Ciarimboli acquired such stock options in February 2022 in connection with her commencement of employment with EQRx. The stock options are subject to the acceleration provisions of the Severance Policy and vest in 48 equal monthly installments commencing March 14, 2022, subject to Ms. Ciarimboli’s continued employment or service relationship with EQRx.

Prior to the letter agreement, Ms. Ciarimboli held an option to purchase 156,750 shares of common stock. Pursuant to the terms of her letter agreement, the terms of such stock options were amended. Accordingly, 25% of those 156,750 stock options vested on October 19, 2022, and the remainder vest in 36 monthly installments thereafter until October 19, 2025, subject to Ms. Ciarimboli’s continued employment or service relationship with EQRx.

If Ms. Ciarimboli’s employment is terminated without cause or as a result of her resignation for good reason outside of the change in control period, she will be eligible to receive: (i) 12 months of salary at her then-current base salary and her target bonus amount, (ii) 12 months’ benefits continuation, (iii) salary earned through the date of termination, (iv) any unreimbursed expenses incurred through the date of termination, and (v) all accrued and vested benefits under the employee benefit plans in which she participates in accordance with the terms of such plans.

In the event Ms. Ciarimboli is terminated without cause or resigns for good reason during the change in control period, she will be eligible to receive: (i) 12 months of salary at her then-current base salary and her target bonus amount, (ii) 12 months’ benefits continuation, (iii) full acceleration of all outstanding stock options and other equity awards then subject to vesting, (iv) salary earned through date of termination, (v) any unreimbursed expenses incurred through the date of termination, and (vi) all accrued and vested benefits under the employee benefit plans in which she participates in accordance with the terms of such plans.

Jami Rubin.  On March 8, 2021, Legacy EQRx entered into an employment letter with Jami Rubin for the position of Chief Financial Officer pursuant to which Ms. Rubin was entitled to a base salary of $410,000 and an annual target bonus equal to 40% of her base salary.  In December 2021, Ms. Rubin’s base salary was increased to $449,000 effective January 1, 2022. Her salary is subject to annual review at the discretion of the Board. Ms. Rubin’s employment has no specified term and can be terminated at will by either party.

Pursuant to the terms of her letter agreement, Ms. Rubin was eligible to receive an equity grant to purchase 2,194,500 shares of common stock in the form of either restricted stock or stock options. Ms. Rubin chose to receive her award in the form of restricted stock and acquired such shares in April 2021 in connection with her commencement of employment. The restricted stock is subject to the acceleration provisions of the Severance Policy and the following time-based and performance-based vesting conditions:

●	940,500 shares vest 25% on the first anniversary of the date of grant and in 36 monthly installments thereafter subject to Ms. Rubin’s continued employment or service relationship with EQRx;
●	627,000 shares vest if Ms. Rubin’s employment or service relationship remains continuous through the consummation of a bona fide financing transaction with a purchase price per share of at least $6.38 and results in proceeds to EQRx of $800,000,000 that occurs within the 18-month period (performance period) following Ms. Rubin’s start date (the finance condition); and
●	627,000 shares vest if Ms. Rubin’s employment or service relationship remains continuous through the date that EQRx’s common stock reaches $15.95 per share following an initial public offering or sale event (as such term is defined in the 2019 Plan) for 60 consecutive trading days within the four year period following Ms. Rubin’s start date.

Notwithstanding the foregoing, a ratable declining percentage (computed daily) of the 627,000 tranche subject to the financing condition will remain eligible to vest within the 180 day period following the performance period with 50% of the award vesting if such finance condition is reached on the 180th day following the performance period.

If Ms. Rubin’s employment is terminated without cause or as a result of her resignation for good reason outside of the change in control period, she will be eligible to receive: (i) any prior year’s bonus not yet paid as of the termination date, 12 months of salary at her then-current base salary and her target bonus amount, payable in a lump sum within 60 days of termination, (ii) 12 months’ benefits continuation, (iii) salary earned through the date of termination, (iv) any unreimbursed expenses incurred through the date of termination, and (v) all accrued and vested benefits under the employee benefit plans in which she participates in accordance with the terms of such plans.

In the event Ms. Rubin is terminated without cause or resigns for good reason during the change in control period, she will be eligible to receive: (i) 12 months of salary at her then-current base salary and her target bonus amount, (ii) 12 months’ benefits continuation, (iii) full acceleration of all outstanding stock options and other equity awards then subject to vesting, (iv) salary earned through date of termination, (v) any unreimbursed expenses incurred through the date of termination, and (vi) all accrued and vested benefits under the employee benefit plans in which she participates in accordance with the terms of such plans.

Health and Welfare Plans

During their employment, our named executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, life insurance and disability benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Retirement Plan

We sponsor a 401(k) retirement and savings plan (the 401(k) Plan) covering all U.S. employees. The 401(k) Plan allows such employees to make pre-tax or post tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, we may make discretionary contributions as approved by the Board. Our U.S.-based executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time U.S. employees.

Severance and Change in Control Policy

The Board has adopted a Severance and Change in Control Policy (the Severance Policy), pursuant to which our executive officers and certain other key employees are eligible to receive severance benefits. The Severance Policy will be in lieu of any other severance payments and benefits to which such key employee would otherwise be eligible, unless the key employee is party to any agreement or other arrangement that provides for greater benefits in the aggregate other than those set forth in the Severance Policy. All employees in the role of senior vice president or higher are eligible participants.

In the event of a “qualified termination” of the employment of an eligible employee, which generally includes a termination of employment by the employee by us for a reason other than “cause” or his or her resignation for “good reason” (as such terms are defined in the Severance Policy), that occurs outside the change in control period (as described below), then the eligible employee will be entitled to the following payments and benefits (the Severance Benefits):

●	an amount equal to the sum of (i) 12 months of the eligible employee’s base salary as in effect immediately prior to their qualified termination of employment and (ii) such employee’s target bonus in the year of such termination; and
●	up to 12 months of company-paid continued health coverage under the Consolidated Omnibus Reconciliation Act of 1985 as amended (COBRA).

If such qualified termination occurs within the period beginning immediately prior to a “change in control” (as defined in the Severance Policy) and ending 12 months following such “change in control,” then the eligible employee will be entitled to the Severance Benefits and 100% accelerated vesting of all then-outstanding equity awards. Eligible participants who are not members of the senior leadership team are entitled to (i) an amount equal to the sum of nine months of base salary and 0.75x his or her target bonus in the year of such termination and (ii) up to nine months of continued health coverage under COBRA.

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

Director Compensation

Pursuant to our non-employee director compensation policy, each non-employee director receives the following amounts for their services on the Board. Neither Alexis Borisy, our Executive Chairman, nor Melanie Nallicheri, our Chief Executive Officer, receives compensation as a non-employee director.

●	An option to purchase that number of shares of our common stock having a grant date fair value equal to $800,000 upon the director’s initial election or appointment to the Board.
●	An annual option to purchase that number of shares of our common stock having a grant date fair value equal to $400,000 on the date of the annual meeting for such year. Directors who were elected in the 12 months preceding the annual grant are pro-rated on a monthly basis for time in service.
●	An annual director fee of $50,000 payable in cash.
●	If the director serves on a committee of the Board or in the other capacities stated below, an additional annual fee payable in cash paid quarterly in arrears, pro-rated based on the number of actual days served by the director during such calendar quarter as follows:
●	Audit Committee Chairperson, $20,000
●	Audit Committee member, $10,000
●	Compensation and Talent Development Committee Chairperson, $15,000
●	Compensation and Talent Development Committee member, $7,500
●	Nominating and Corporate Governance Committee Chairperson, $10,000
●	Nominating and Corporate Governance Committee member, $5,000
●	Research and Development Committee Chairperson, $15,000
●	Research and Development Committee member, $7,500

Options granted to our non-employee directors under the program will have an exercise price equal to the fair market value of our common stock on the date of grant and will expire not later than ten years after the date of grant. One-third of the options granted upon a director’s initial election or appointment will vest on the one-year anniversary of the director’s initial election or appointment to the Board, and the remaining two-thirds will vest in eight substantially equal quarterly installments thereafter, with annual grants vesting on the one-year anniversary of the date of grant. In addition, all unvested options will vest in full upon the occurrence of a change in control. The value of all awards awarded under this Plan and all other cash compensation paid by the Company to any Non-Employee Director in any calendar year for services as a Non-Employee Director shall not exceed $750,000; provided, however, that such amount shall be $1,000,000 for the calendar year in which the applicable Non-Employee Director is initially elected or appointed to the Board.

The following table sets forth compensation paid by us to each non-employee director who was serving as member of the Board as of December 31, 2022.  We did not grant our non-employee directors any non-equity incentive plan compensation or nonqualified deferred compensation in 2022, and accordingly, we have omitted those columns from the table.

2022 Director Compensation Table

	Fees
	Earned or	Option	All Other
	Paid-in Cash	Awards(1)(5)	Compensation(2)	Total
Name	($)	($)	($)	($)
Amy Abernethy	57,500	692,499	—	749,999
Paul Berns	70,000	302,413	—	372,413
Eli Casdin(3)	67,255	302,413	—	369,668
Jorge Conde(4)	—	—	—	—
Kathy Giusti	55,000	302,413		357,413
Sandra Horning	72,500	302,413	100,278	475,191
Clive Meanwell	62,500	302,413	—	364,913
Samuel Merksamer	60,000	302,413	—	362,413
Krishna Yeshwant	72,500	302,413	—	374,913
(1)	Represents the aggregate grant date fair value of options granted to the non-employee director calculated in accordance with ASC 718. See note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the assumptions used in ASC 718.
(2)	Represents fees earned for consulting services.
(3)	Mr. Casdin resigned from our Board effective as of November 23, 2022.
(4)	Mr. Conde has waived his rights to receive compensation as a director.
(5)	The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2022 by each non-employee director who was serving as of December 31, 2022.

Options
Outstanding
at 2022
Fiscal Year
Name	End
Amy Abernethy	389,223
Paul Berns	101,010
Kathy Giusti	260,296
Sandra Horning	414,510
Clive Meanwell	414,510
Samuel Merksamer	101,010
Krishna Yeshwant	101,010

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table is based on 488,589,993 shares of common stock issued and outstanding as of January 31, 2023, and sets forth certain information known to us regarding the beneficial ownership of our common stock as of January 31, 2023 for:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options, within 60 days following January 31, 2023. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days following January 31, 2023 are considered outstanding and beneficially owned by the person holding such warrants or options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act, as well as our records.

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

		% of
Name of	Number of	common
Beneficial Owner	shares	stock
Directors and named executive officers
Melanie Nallicheri(1)	10,960,146	2.2%
Dina Ciarimboli(2)	367,994	*
Jami Rubin(3)	2,355,625	*
Amy Abernethy(4)	362,176	*
Paul Berns	627,000	*
Alexis Borisy(5)	19,678,651	4.0%
Jorge Conde	—	—
Kathryn Giusti(6)	79,643	*
Sandra Horning(7)	666,190	*
Clive Meanwell(8)	176,346	*
Samuel Merksamer	—	—
Krishna Yeshwant(9)	—	—
All executive officers and directors as a group (13 individuals)	36,126,522	7.3%

5% beneficial owners
Entities affiliated with Casdin Partners(10)	39,527,669	8.0%
Entities affiliated with ARCH Venture Partners(11)	36,335,375	7.4%
Entities affiliated with GV 2019, L.P.(12)	47,552,687	9.7%
Entities affiliated with Andreessen Horowitz(13)	53,064,157	10.8%

*     Indicates beneficial ownership of less than 1%.

(1)	Includes 1,429,752 shares of common stock issuable upon exercise of vested stock options.
(2)	Includes 211,244 shares of common stock issuable upon exercise of vested stock options.
(3)	Includes 161,125 shares of common stock issuable upon exercise of vested stock options.
(4)	Includes 162,176 shares of common stock issuable upon exercise of vested stock options.
(5)	Includes 868,651 shares of common stock issuable upon exercise of vested stock options.
(6)	Includes 79,643 shares of common stock issuable upon exercise of vested stock options.
(7)	Includes 195,940 shares of common stock issuable upon exercise of vested stock options.
(8)	Includes 176,346 shares of common stock issuable upon exercise of vested stock options.
(9)	Dr. Yeshwant is a managing partner of GV. Dr. Yeshwant does not have voting or dispositive power over any of the shares directly held by GV 2019, L.P. referenced in footnote (12) below.
(10)	Includes an aggregate 39,527,669 shares common stock (i) 30,214,933 of which will be held of record by Casdin Partners Master Fund, L.P. (CPMF), (ii) 3,824,572 of which will be held of record by Casdin Venture Opportunities Fund, L.P. (CVOF) and (iii) 5,488,164 of which will be held of record by Casdin Private Growth Equity Fund GP, LLC. (CPGEF and together with CPMF and CVOF, the Casdin Funds). The shares held by the Casdin Funds may be deemed to be indirectly beneficially owned by (i) Casdin Capital, LLC, the investment adviser to the Casdin Funds, (ii) Casdin Partners GP, LLC, the general partner of the Casdin

Funds and (iii) Eli Casdin, the managing member of Casdin Capital, LLC and Casdin Partners GP, LLC. The shares held by Casdin Partners GP, LLC may be deemed to be indirectly beneficially owned by (i) Eli Casdin, the managing member of Casdin Partners GP, LLC. The address for the Casdin entities noted herein is 1350 Avenue of the Americas, Suite 2600, New York, New York 10019.
(11)	Includes (i) 18,167,688 shares of common stock held of record by ARCH Venture Fund X, L.P. (ARCH X) and (ii) 18,167,687 shares of common stock held of record by ARCH Venture Fund X Overage, L.P. (ARCH X Overage). ARCH Venture Partners X, L.P. (AVP X LP) is the sole general partner of ARCH X. ARCH Venture Partners X Overage, L.P. (AVP X Overage LP) is the sole general partner of ARCH X Overage. ARCH Venture Partners X, LLC (AVP X LLC), is the sole general partner of each of AVP X LP and AVP X Overage LP. As members of the investment committee of AVP X LLC, each of Keith Crandell, Kristina Burow, Steven Gillis and Robert Nelsen (the Committee Members) may also be deemed to share the power to direct the disposition and vote of the ARCH X and ARCH X Overage shares. AVP X LP and AVP X Overage LP may be deemed to beneficially own the shares held by ARCH X and ARCH X Overage, respectively, AVP X LLC may be deemed to beneficially own the shares held by ARCH X and ARCH X Overage, and each of the Committee Members may be deemed to share the power to direct the disposition and vote of the shares held by ARCH X and ARCH X Overage. AVP X LP, AVP X Overage LP, AVP X LLC, and the Committee Members each disclaim beneficial ownership, except, in each case, to the extent of any pecuniary interest therein. The principal business address of ARCH X, ARCH X Overage, AVP X LP, AVP X Overage LP, AVP X LLC and the Committee Members is 8755 Higgins Road, Suite 1025, Chicago, IL 60631.
(12)	Reflects shares of common stock held of record by GV 2019, L.P. GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C. (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the managing member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC) and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2019, L.P. The principal business address of GV 2019, L.P., GV 2019 GP, L.P., GV 2019 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, CA 94043.
(13)	Includes (i) 17,438,465 shares of common stock held of record by AH Bio Fund II, L.P. (AH Bio II), for itself and as nominee for AH Bio Fund II-B, L.P. (AH Bio Fund II), (ii) 19,192,015 shares of common stock held of record by AH Bio Fund III, L.P. (AH Bio III), for itself and as nominee for AH Bio Fund III-B, L.P. (AH Bio III-B) and AH Bio Fund III-Q, L.P. (AH Bio III-Q), (iii) 11,433,677 shares of common stock held of record by Andreessen Horowitz LSV Fund I, L.P. (AH LSV I), for itself and as nominee for Andreessen Horowitz LSV Fund I-B, L.P. (AH LSV I-B) and Andreessen Horowitz LSV Fund I-Q, L.P. (AH LSV I-Q) and (iv) 5,000,000 shares of common stock held of record by Andreessen Horowitz LSV Fund II, L.P. (AH LSV II) , for itself and as nominee for and as nominee for Andreessen Horowitz LSV Fund II-B, L.P. (AH LSV II-B), and Andreessen Horowitz LSV Fund II-Q, L.P. (AH LSV II-Q). AH Equity Partners Bio II, L.L.C. (AH Equity Bio II), the general partner of the AH Bio II, may be deemed to have sole voting and dispositive power over the shares held by the AH Bio II for itself and as nominee for AH Bio Fund II. AH Equity Partners Bio III, L.L.C. (AH Equity Bio III), the general partner of the AH Bio III may be deemed to have sole voting and dispositive power over the shares held by the AH Bio III for itself and as nominee for AH Bio III-B and AH Bio III-Q. AH Equity Partners LSV II, L.L.C. (AH Equity LSV I), the general partner of the AH LSV I may be deemed to have sole voting and dispositive power over the shares held by the AH LSV I for itself and as nominee for AH LSV I-B and AH LSV I-Q. AH Equity Partners LSV II, L.L.C. (AH Equity LSV II), the general partner of the AH LSV II may be deemed to have sole voting and dispositive power over the shares held by the AH LSV II for itself and as nominee for AH LSV II-B and AH LSV II-Q. The managing members of each of the AH Equity Bio II, AH Equity Bio III, AH Equity LSV I and AH Equity LSV II are Marc Andreessen and Ben Horowitz, and each of them may be deemed to hold shared voting and dispositive power over the shares held by the AH Bio II, the AH Bio III, AH LSV I and AH LSV II, each for itself and as nominee. Shares held by each of these entities include shares that may be subsequently sold by each of Marc Andreessen, Ben Horowitz and Jorge Conde, a member of the Board, following in-kind distributions of shares by these entities. The address for the persons and entities set forth herein is 2865 Sand Hill Road, Suite 101, Menlo Park, CA 94025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 regarding shares of common stock that may be issued under our equity compensation plans.

	Number of		Weighted-	Number of securities
	securities to be		average	remaining available
	issued upon		exercise	for future issuance
	exercise of		price of	under equity
	outstanding		outstanding	compensation plans
	options,		options,	(excluding securities
	warrants and		warrants and	reflected in the first
Plan Category	rights (#)		rights ($)	column)
Equity compensation plans approved by security holders(1)	44,205,997	(2)	3.45	70,079,628	(3)(4)
Equity compensation plans not approved by security holders	—		—	—
Total	44,205,997			70,079,628
(1)	Includes the EQRx, Inc. 2019 Stock Option and Grant Plan, the EQRx, Inc. 2021 Stock Option and Incentive Plan (the 2021 Plan), and the EQRx, Inc. 2021 Employee Stock Purchase Plan (the ESPP).
(2)	Consists of 43,380,290 shares of common stock issuable upon the exercise of outstanding stock options and 825,707 shares of common stock issuable upon settlement of outstanding restricted stock units.
(3)	As of December 31, 2022, there were 60,326,976 shares available for grant under the 2021 Plan and 9,752,652 shares available for grant under the ESPP.
(4)	The 2021 Plan provides that the number of shares of common stock reserved and available for issuance under the 2021 Plan shall be cumulatively increased on January 1 of each year. The number of shares of common stock increased each year under the 2021 Plan will be equal to (i) 5% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 and (ii) such lesser amount as determined by the Board. The ESPP provides that the number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased on January 1 of each year. The number of shares of common stock increased each year under the ESPP will be equal to the least of (i) 1% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, (ii) 4,876,326 shares of common stock and (iii) such lesser amount as determined by our board of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Other than the compensation agreements and other arrangements described under Item 10 “Executive Compensation” in this Annual Report on Form 10-K and the transactions described below, since our inception, there has not been and there is not currently proposed, any transaction or series of similar transactions:

●	to which we were, or will be, a participant;
●	in which the amount involved exceeded, or will exceed the lesser of (x) $120,000 and (y) 1% of the average of our total assets at year-end for the last two completed fiscal years; and
●	in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Upon the closing of the Business Combination, agreements of Legacy EQRx were assumed by EQRx.

Certain Relationships and Related Transactions – CMLS III

Founder Shares

On February 4, 2021, CMLS Holdings III LLC (Sponsor) paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 11,500,000 CMLS III Class B common stock, par value $0.0001 (Founder Shares), which Founder Shares became Class A common stock in connection with the closing of the Business Combination and were reclassified as Common Stock. In February 2021, the Sponsor transferred 25,000 Founder Shares to each of Mr. Henry, Mr. Owusu-Kesse, Mr. Robins and Dr. Robins, each of whom was then serving as a Director. On April 6, 2021, CMLS III effected a 1:1.2 stock split of the Class B common stock, resulting in the Sponsor holding an aggregate of 13,700,000 Founder Shares and there being an aggregate of 13,800,000 Founder Shares outstanding, including up to 1,800,000 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to fully exercise their over-allotment option on April 9, 2021, none of the Founder Shares were forfeited. In August of 2021, 200,000 Founder Shares were subsequently transferred to Dr. Abernethy, resulting in the Sponsor holding 13,500,000 Founder Shares and there being an aggregate of 13,800,000 Founder Shares outstanding. In connection with the closing of the Business Combination, 4,840,628 shares of CMLS III’s common stock held by the Sponsor were forfeited, resulting in the Sponsor holding 8,659,372 Founder Shares and there being an aggregate of 8,959,372 Founder Shares outstanding.

Private Warrants

The Sponsor and CMLS III’s independent directors purchased an aggregate of 8,693,333 private warrants at a price of $1.50 per warrant, for an aggregate purchase price of approximately $13,040,000. The Sponsor purchased 8,110,001 warrants and each of Mr. Henry, Mr. Robins and Dr. Robins (and/or one or more entities controlled by them) purchased 166,666 private warrants and Mr. Owusu-Kesse (and/or one or more entities controlled by him) purchased 83,334 private warrants. The private warrants are identical to the warrants sold in the  initial public offering of CMLS III (the IPO) except that the private warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable (except in certain circumstances as described herein), (ii) may not (including the Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, were not able to be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights.

If the private warrants are held by holders other than the Sponsor or its permitted transferees, the private warrants will be redeemable and exercisable by the holders on the same basis as the public warrants.

Registration Rights

The holders of the Founder Shares, private warrants (and any shares of Common Stock issuable upon the exercise of the private warrants), and securities that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement signed April 6, 2021, which was amended and restated at the closing of the Business Combination (the Amended and Restated Registration Rights Agreement), which requires us to register such securities for resale. Pursuant to the Amended and Restated Registration Rights Agreement, we filed with the SEC a shelf registration statement for an offering to be made on a continuous basis from time to time with respect to the resale of the registrable shares under the Amended and Restated Registration Rights Agreement.

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

Promissory Note — Related Person

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor, or certain of CMLS III’s officers and directors could have, but were not obligated to, loan CMLS III funds as may be required (the Working Capital Loans). CMLS III would repay the Working Capital Loans, if any, upon completion of the initial business combination. In the event that the initial business combination did not close, CMLS III would have used a portion of the working capital held outside of the trust account in which it held the net proceeds from its initial public offering (the Trust Account) to repay the Working Capital Loans, but no proceeds from the Trust Account would have been used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans was convertible into private warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would have been identical to the private warrants. As of the Closing Date, CMLS III had no borrowings under the Working Capital Loans.

Underwriting Agreement

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $19,320,000 in the aggregate. The deferred fee became payable to the underwriter from the amounts held in the Trust Account solely upon completion of the Business Combination, subject to the terms of the underwriting agreement. Accordingly, we paid such fees on the Closing Date.

Forward Purchase Agreement

CMLS III entered into separate forward purchase agreements with affiliates of the Sponsor, Casdin Capital, LLC (Casdin) and Corvex Management LP (Corvex), in their capacities as investment advisors on behalf of one or more investment funds, clients or accounts managed by each of Casdin and Corvex, respectively (collectively, the Clients), pursuant to which they agreed to cause the Clients to purchase from CMLS III 15,000,000 shares of common stock (the Forward Purchase Shares), for $10.00 per Forward Purchase Share, or an aggregate amount of $150,000,000, in a private placement that was to have closed concurrently with the closing of the Business Combination. The amount of Forward Purchase Shares sold pursuant to the forward purchase agreements would have been determined in CMLS III’s discretion based on CMLS III’s need for additional capital to consummate a Business Combination. Under each forward purchase agreement, CMLS III was required to approach Casdin and Corvex if it proposed to raise additional capital by issuing any equity, or securities convertible into, exchangeable or exercisable for equity securities in connection with a business combination. The respective obligations of Casdin and Corvex to purchase Forward Purchase Shares was, among other things, conditioned on CMLS III’s completion of a Business Combination with a company engaged in a business that was within the investment objectives of the Clients purchasing Forward Purchase Shares and on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to such Clients as determined by Casdin or Corvex, as relevant, as investment advisors on behalf of such Clients.

Each of Casdin and Corvex had the right to transfer a portion of its purchase obligation under its forward purchase agreement to third parties, subject to compliance with applicable securities laws. To the extent that CMLS III obtained alternative financing to fund the initial Business Combination and the Clients participated in such financing, the aggregate commitment under the forward purchase agreement was to be reduced by the amount of such alternative financing. The Clients (directly or through one or more affiliates) agreed to purchase an aggregate of 10,250,000 shares of Class A common stock in the PIPE Financing, which satisfied the obligations of Casdin and Corvex under the forward purchase agreements. As a result, CMLS III, Casdin and Corvex agreed to terminate the obligations under the forward purchase agreements, contingent upon the Closing.

Subscription Agreement

In connection with the Business Combination, CMLS III entered into the subscription agreements (the Subscription Agreements) with certain institutional investors (the PIPE Investors), pursuant to which, among other things, CMLS III completed the PIPE Financing for an aggregate purchase price of $1,200,000,000. The obligations to consummate the subscriptions were conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Certain Relationships and Related Transactions – Legacy EQRx

Eli Casdin

Eli Casdin, who served as a director on Legacy EQRx’s board of directors from January 2020 through the Business Combination, served as the Chief Executive Officer of CMLS III until the closing of the Business Combination, and served on the Board since formation until November 23, 2022. Additionally, Eli Casdin is a beneficial owner of the Sponsor because Sponsor is controlled by C-LSH III LLC, an entity affiliated with Eli Casdin. As a result, Mr. Casdin is a related person.

Convertible Promissory Note Financing

On October 2, 2019, Legacy EQRx entered into a note purchase agreement, pursuant to which it sold an aggregate $22.0 million of convertible promissory notes, including to the following related parties:

●	GV 2019, L.P., an affiliate of Krishna Yeshwant, a director on the board of Legacy EQRx, a convertible promissory note, in the principal amount of $5.0 million, which was later converted into a total of 6,321,033 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below;
●	ARCH Venture Fund X, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, a convertible promissory note, in the principal amount of $2.5 million, which was later converted into a total of 3,160,517 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below;
●	ARCH Venture Fund X Overage, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, a convertible promissory note, in the principal amount of $2.5 million, which was later converted into a total of 3,160,516 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below;
●	AH Bio Fund II, L.P., as nominee, an affiliate of Jorge Conde, a director on the board of Legacy EQRx, a convertible promissory note, in the principal amount of $5.0 million, which was later converted into a total of 6,321,033 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below;
●	Casdin Partners Master Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and former Chief Executive Officer of CMLS III and member of the Board through November 2022, a convertible promissory note, in the principal amount of $4.0 million, which was later converted into a total of 5,056,826 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below; and
●	Casdin Venture Opportunities Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and former Chief Executive Officer of CMLS III and member of the Board through November 2022, a convertible promissory note, in the principal amount of $1.0 million, which was later converted into a total of 1,264,207 shares of Legacy EQRx’s Series A preferred stock on January 10, 2020 as described below.

Equity Financings

Series A Convertible Preferred Stock

On January 10, 2020, Legacy EQRx entered into a Series A preferred stock purchase agreement with a number of accredited investors, pursuant to which Legacy EQRx sold an aggregate 262,070,014 shares of Legacy EQRx’s Series A preferred stock and 12,000,000 shares of Legacy EQRx’s common stock for $218.0 million in cash and conversion of $22.0 million of outstanding convertible notes issued October 2019, or $0.9306 per share, including to the following related parties:

●	GV 2019, L.P., an affiliate of Krishna Yeshwant, a director on the board of Legacy EQRx, 49,304,055 shares of Legacy EQRx’s Series A preferred stock and 6,000,000 shares of Legacy EQRx’s common stock for $45.0 million, $5.0 million of which was paid via conversion of its then-outstanding convertible promissory notes;
●	ARCH Venture Fund X, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, 24,652,028 shares of Legacy EQRx’s Series A preferred stock and 2,500,000 shares of Legacy EQRx’s common stock for $22.5 million, $2.5 million of which was paid via conversion of its then-outstanding convertible promissory notes;
●	Paul Berns, a director on the board of Legacy EQRx, an aggregate of 1,000,000 shares of Legacy EQRx’s common stock for $100 in cash;
●	ARCH Venture Fund X Overage, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, 24,652,027 shares of Legacy EQRx’s Series A preferred stock and 2,500,000 shares of Legacy EQRx’s common stock for $22.5 million, $2.5 million of which was paid via conversion of its then-outstanding convertible promissory notes;
●	AH Bio Fund II, L.P., as nominee, an affiliate of Jorge Conde, a director on the board of Legacy EQRx, 27,812,544 shares of EQRx’s Series A preferred stock for $25.0 million, $5.0 million of which was paid via conversion of its then-outstanding convertible promissory notes;
●	AH Bio Fund III, L.P., as nominee, an affiliate of Jorge Conde, a director on the board of Legacy EQRx, 21,491,511 shares of Legacy EQRx’s Series A preferred stock for $20.0 million;
●	Casdin Partners Master Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and former Chief Executive Officer of CMLS III and member of the Board through November 2022, 27,085,625 shares of Legacy EQRx’s Series A preferred stock for $24.5 million, $4.0 million of which was paid via conversion of its then-outstanding convertible promissory notes; and
●	Casdin Venture Opportunities Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and former Chief Executive Officer of CMLS III and member of the Board through November 2022, 6,099,797 shares of Legacy EQRx’s Series A preferred stock for $5.5 million, $1.0 million of which was paid via conversion of its then-outstanding convertible promissory notes.

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

Legacy EQRx’s Series B preferred stock for approximately $568.7 million in cash, or $2.7419 per share, including to the following related parties:

●	GV 2019, L.P., an affiliate of Krishna Yeshwant, a director on the board of Legacy EQRx, 20,059,083 shares of Legacy EQRx’s Series B preferred stock for $55.0 million in cash;
●	ARCH Venture Fund X, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, 1,823,553 shares of Legacy EQRx’s Series B preferred stock for $5.0 million in cash;
●	ARCH Venture Fund X Overage, L.P., an affiliate of Paul Berns, a director on the board of Legacy EQRx, 1,823,553 shares of Legacy EQRx’s Series B preferred stock for $5.0 million in cash;
●	AH Bio Fund III, L.P., as nominee, an affiliate of Jorge Conde, a director on the board of Legacy EQRx, 9,117,765 shares of Legacy EQRx’s Series B preferred stock for $25.0 million in cash;
●	Andreessen Horowitz LSV Fund I, L.P., for itself and as nominee for Andreessen Horowitz LSV Fund I-B, L.P. and Andreessen Horowitz LSV Fund I-Q, L.P., an affiliate of Jorge Conde, a director on the board of Legacy EQRx, 18,235,530 shares of Legacy EQRx’s Series B preferred stock for $50.0 million in cash;
●	Casdin Partners Master Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx and former Chief Executive Officer of CMLS III and member of the Board, 13,129,581 shares of Legacy EQRx’s Series B preferred stock for $36.0 million in cash; and
●	Casdin Private Growth Equity Fund, L.P., an affiliate of Eli Casdin, a director on the board of Legacy EQRx, former Chief Executive Officer of CMLS III and member of the Board, 8,753,054 shares of Legacy EQRx’s Series B preferred stock for $24.0 million in cash.

All such Legacy EQRx Series B preferred stock became Common Stock in accordance with the Merger Agreement at the Closing Date of the Business Combination and there is no longer an such preferred stock outstanding.

Founder Shares

On December 5, 2019, Legacy EQRx issued 30,000,000 shares of restricted common stock to Alexis Borisy, former Chief Executive Officer and director of Legacy EQRx and current Executive Chairman and 13,500,000 shares of restricted common stock to Melanie Nallicheri, a current member of the Board and our current President and Chief Executive Officer, and former President and Chief Operating Officer and director of Legacy EQRx. On January 10, 2020, concurrent with the Legacy EQRx Series A preferred stock financing, Mr. Borisy and Ms. Nallicheri entered into amended and restated employment agreements and agreed to subject such shares (25,500,000 for Mr. Borisy and 11,475,000 for Ms. Nallicheri) to vesting and certain other transfer restrictions. All such Legacy EQRx founder shares became shares of Common Stock at the Closing Date of the Business Combination.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of us or that person’s status as a member of the Board to the maximum extent allowed under Delaware law.

Lock-up Agreements

In connection with the execution of the Merger Agreement, CMLS III entered into a Stockholder Lock-Up Agreement with several Legacy EQRx stockholders. Pursuant to each such Stockholder Lock-Up Agreement, each stockholder agreed, from the Closing Date until the earlier of (a) the date that is 180 calendar days from the Closing Date, and (b) the date following the Closing Date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of our capital stock for cash, securities or other property; not to (i) sell, offer to sell, contract or agree to sell, hypothecate pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to Common Stock issued to such stockholder pursuant to the Merger Agreement (such shares of Common Stock, the Lock-up Shares), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii).

Policies for Approval of Related Person Transactions

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

A “Related Person” means:

●	any director or executive officer of EQRx;
●	any director nominee;
●	any security holder known by us to beneficially own more than 5% of any class of our voting securities; and
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of our voting stock.

We designed these policies and procedures to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the Audit Committee of the Board has responsibility to review Related Person Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary and description of fees incurred by Ernst & Young LLP for the fiscal years ended December 31, 2022 and 2021.

	Year ended	Year ended
	December 31,	December 31,
Fee Category	2022	2021
Audit fees(1)	$1,225,000	$1,675,000
Tax fees(2)	153,230	288,064
All other fees(3)	2,000	—
Total	$1,380,230	$1,963,064
(1)	“Audit Fees” consist of fees for the audit of our annual consolidated financial statements, the audit of the company’s internal control over financial reporting, the review of the interim consolidated financial statements and other professional services provided in connection with any registration statements filed with the SEC. The audit fees incurred in 2021 also include fees relating to services performed in connection with the Business Combination, in each case including comfort letters, consents and review of documents filed with the SEC and other offering documents.
(2)	“Tax Fees” consist of fees billed for professional services, including permissible tax compliance, tax planning and tax advice.
(3)	License fees for Ernst & Young’s disclosure, accounting and research library software.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Under its charter, the Audit Committee must pre-approve all engagements of the independent registered public accounting firm for the performance of all audit and non-audit services that are not prohibited and the fees for such services.

The Audit Committee has determined that the rendering of other professional services for tax compliance and tax advice by Ernst & Young LLP is compatible with maintaining their independence. The Audit Committee has established a policy governing our use of Ernst & Young LLP for non-audit services. Under the policy, management may use Ernst & Young LLP for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. The services provided by Ernst & Young LLP in 2021 and 2022 were pre-approved in accordance with this policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

The following documents are included on pages F-1 through F-34 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit	Description
2.1†	Merger Agreement (incorporated by reference to Annex A to the Form S-4 (file No. 333-259054) filed November 30, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of post-combination company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 20, 2021).
3.2	Amended and Restated Bylaws of post-combination company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed December 20, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-4 (file No. 333-259054) filed October 29, 2021).
4.2	Warrant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 9, 2021).
4.3**	Description of Securities.
10.1#	EQRx, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Form 8-K filed December 20, 2021).
10.2#**	Amendment No. 1 to EQRx, Inc. 2021 Stock Option and Incentive Plan.
10.3#	Form of Award Agreements under the EQRx, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Form 8-K filed December 20, 2021)
10.4#	EQRx, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Form 8-K filed December 20, 2021).
10.5#	EQRx 2019 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 (file No. 333-259054) filed August 25, 2021).
10.6#

Form of Incentive Stock Option Grant Notice, Non-Qualified Stock Option Grant Notice, Early Exercise Non-Qualified Stock Option Grant Notice, and Restricted Stock Award Notice, under the EQRx, Inc. 2019 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.7#	EQRx, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.8#	EQRx, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).
10.9#	EQRx, Inc. Severance and Change of Control Policy (incorporated by reference to Exhibit 10.7 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).
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

10.12#

Employment Letter Agreement, dated June 5, 2020, by and between EQRx, Inc. and Eric Hedrick (incorporated by reference to Exhibit 10.10 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.13#

Employment Letter Agreement, dated February 13, 2022, by and between EQRx, Inc. and Dina Ciarimboli (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K filed on March 12, 2022).

10.14#	EQRx, Inc. Form of Employee Confidentiality, Assignment and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.11 to the Form S-4 (file No. 333-259054) filed August 25, 2021).
10.15#

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

10.17#	EQRx, Inc. Form of Director indemnification agreement (incorporated by reference to Exhibit 10.14 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).
10.18#	EQRx, Inc. Form of Officer indemnification agreement (incorporated by reference to Exhibit 10.15 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).
10.19

Lease Agreement by and between BMR-HAMPSHIRE LLC, and Surface Oncology, Inc., dated February 10, 2016 (incorporated by reference to Exhibit 10.16 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.20

Sublease Agreement by and between EQRx, Inc, and Surface Oncology, Inc., dated December 16, 2019 (incorporated by reference to Exhibit 10.17 to the Form S-4 (file No. 333-259054) filed November 23, 2021).

10.21

First Amendment to Sublease Agreement by and between Surface Oncology, Inc. and EQRx International, Inc, dated July 9, 2020 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 13, 2022).

10.22

Second Amendment to Sublease Agreement by and between Surface Oncology, Inc. and EQRx International, Inc, dated May 11, 2022 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed on May 13, 2022).

10.23††

Exclusive License Agreement by and between EQRx, Inc. and CStone Pharmaceuticals dated October 26, 2020 (incorporated by reference to Exhibit 10.18 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.24††

First Amendment to Exclusive License Agreement by and between EQRx, Inc. and CStone Pharmaceuticals, dated August 15, 2022 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on November 10, 2022).

10.25††

Strategic Collaboration and License Agreement by and among EQRx, Inc., Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd. dated July 22, 2020 (incorporated by reference to Exhibit 10.19 to the Form S-4 (file No. 333-259054) deemed filed October 4, 2021).

10.26††

First Amendment to Strategic Collaboration and License Agreement by and among Hansoh (Shanghai) Healthtech Co., LTD and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (collectively, Hansoh) and EQRx, Inc., dated December 14, 2021 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 13, 2022).

10.27††

Exclusive License Agreement by and between EQRx, Inc. and G1 Therapeutics, Inc. dated June 22, 2020 (incorporated by reference to Exhibit 10.34 to the Form S-4 (file No. 333-259054) filed October 29, 2021).

10.28††

Exclusive License Agreement by and between EQRx, Inc. and Lynk Pharmaceutical (Hangzhou) Co., Ltd dated April 1, 2020 (incorporated by reference to Exhibit 10.35 to the Form S-4 (file No. 333-259054) filed October 29, 2021).

10.29††

First Amendment to Exclusive License Agreement by and between EQRx, Inc. and Lynk Pharmaceutical (Hangzhou) Co., Ltd dated September 14, 2022 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on November 10, 2022).

10.30	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 5, 2021).
10.31	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2021).
10.32	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 9, 2021).
16.1	WithumSmith+Brown, PC letter to the Securities and Exchange Commission dated December 20, 2021 (incorporated by reference to Exhibit 16.1 to the Form 8-K, filed December 20, 2021).
23.1**	Consent of Ernst & Young LLP
24.1**	Power of Attorney (included on signature page)
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EQRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EQRx, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Research and Development Expenses
Description of the Matter

As summarized in Notes 2 and 6 to the consolidated financial statements, the Company’s current and non-current prepaid external research and development expenses were $21.1 million and $13.7 million at December 31, 2022, respectively, and its accrued external research and development expenses were $25.5 million at December 31, 2022.  As discussed in Note 2 to the consolidated financial statements, the Company is required to make estimates of the services incurred by vendors that perform research and development on its behalf, including clinical and pre-clinical trial costs, and costs to manufacture its product candidates incurred in a given accounting period.

Auditing the Company’s accrued and prepaid research and development expenses is especially challenging due to the volume of information received from multiple vendors that perform service on the Company’s behalf. In addition, while the Company’s estimates of accrued and prepaid research and development expenses are primarily based on information received related to each contract from its vendors, the Company may need to make an estimate based on its evaluation of the status of the related services.

How We Addressed the Matter in Our Audit

To evaluate the accrued and prepaid research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in determining the accrued and prepaid research and development expenses and evaluating the information used by management to adjust the actual data received. To evaluate the completeness and valuation of the accrued and prepaid research and development expenses, we corroborated the progress of services with the Company’s research and development personnel that oversee the vendors and obtained information directly from vendors of their costs incurred to date. We also tested subsequent invoices received from vendors and inspected the Company’s contracts with vendors and any pending change orders to assess the impact to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

February 23, 2023

EQRx, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$494,136	$1,678,542
Short-term investments	905,150	—
Prepaid expenses and other current assets	28,800	27,660
Total current assets	1,428,086	1,706,202
Property and equipment, net	2,627	1,985
Restricted cash	633	633
Right-of-use asset	3,804	2,672
Other investments	4,000	4,000
Other non-current assets	15,866	13,950
Total assets	$1,455,016	$1,729,442
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,950	$7,640
Accrued expenses	29,596	28,904
Lease liability, current	2,370	3,102
Total current liabilities	51,916	39,646
Non-current liabilities:
Contingent earn-out liability	7,160	153,041
Warrant liabilities	5,293	21,115
Lease liability, non-current	1,461	272
Restricted stock repurchase liability	324	529
Total liabilities	66,154	214,603
Commitments and contingencies (note 12)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; 1,250,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 538,549,210 and 537,632,615 shares issued as of December 31, 2022 and December 31, 2021, respectively; and 478,674,305 and 469,369,433 shares outstanding at December 31, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	1,916,550	1,873,289
Accumulated other comprehensive income (loss)	(148)	1
Accumulated deficit	(527,589)	(358,500)
Total stockholders’ equity	1,388,862	1,514,839
Total liabilities and stockholders’ equity	$1,455,016	$1,729,442

See accompanying notes to the consolidated financial statements.

EQRx, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share information)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$228,495	$118,109
General and administrative	127,382	78,266
Total operating expenses	355,877	196,375
Loss from operations	(355,877)	(196,375)
Other (expense) income:
Change in fair value of contingent earn-out liability	145,881	87,065
Change in fair value of warrant liabilities	15,822	8,880
Interest income, net	25,150	436
Other expense, net	(65)	(15)
Total other income, net	186,788	96,366
Net loss	$(169,089)	$(100,009)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47	1
Unrealized holding losses on short-term investments	(196)	—
Comprehensive loss, net of tax	$(169,238)	$(100,008)
Net loss attributable to common stockholders - basic and diluted	$(169,089)	$(100,009)
Net loss per share - basic and diluted	$(0.36)	$(0.31)
Weighted average common shares outstanding - basic and diluted	474,295,855	324,008,969

See accompanying notes to the consolidated financial statements.

EQRx, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share information)

								Accumulated Other
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	—	$—	298,295,250	$31	$740,542	$—	$(258,491)	$482,082
Issuance of Series B convertible preferred stock, net of issuance costs of $169	—	—	26,133,332	71,256	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	(26,133,332)	(71,256)	16,385,591	2	71,254	—	—	71,256
Shares issued in Business Combination and related PIPE Financing, net of transaction costs and acquired liabilities					144,572,306	14	764,153	—	—	764,167
Contingent earn-out liability and warrant liabilities recognized upon closing of the Business Combination					—	—	270,101	—	—	270,101
Vesting of restricted common stock	—	—	—	—	9,608,840	1	693	—	—	694
Common stock issued upon exercise of stock options	—	—	—	—	507,446	1	320	—	—	321
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	26,226	—	—	26,226
Net loss	—	—	—	—	—	—	—	—	(100,009)	(100,009)
Balance at December 31, 2021	—	$—	—	$—	469,369,433	$49	$1,873,289	$1	$(358,500)	$1,514,839
Vesting of restricted common stock	—	—	—	—	8,321,660	—	208	—	—	208
Common stock issued upon exercise of stock options	—	—	—	—	983,212	—	1,502	—	—	1,502
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	47	—	47
Stock-based compensation	—	—	—	—	—	—	41,551	—	—	41,551
Unrealized holding gains (losses) on short-term investments, net of tax of $0	—	—	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	—	—	(169,089)	(169,089)
Balance at December 31, 2022	—	$—	—	$—	478,674,305	$49	$1,916,550	$(148)	$(527,589)	$1,388,862

See accompanying notes to the consolidated financial statements.

EQRx, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31,
	2022	2021
Operating activities:
Net loss	$(169,089)	$(100,009)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	41,551	26,226
Depreciation expense	935	1,183
Net amortization of premiums and discounts on investments	(9,202)	—
Change in fair value of contingent earn-out liability	(145,881)	(87,065)
Change in fair value of warrant liabilities	(15,822)	(8,880)
Non-cash lease expense	(675)	481
Changes in operating assets and liabilities:
Prepaid expense and other assets	(3,053)	(37,812)
Accounts payable	12,044	6,143
Accrued expenses	1,924	16,553
Net cash used in operating activities	(287,268)	(183,180)
Investing activities:
Purchases of property and equipment	(1,133)	(448)
Purchases of investments	(1,406,097)	(4,000)
Proceeds from maturities of investments	509,953	—
Net cash used in investing activities	(897,277)	(4,448)
Financing activities:
Proceeds from Business Combination and PIPE Financing, net of offering costs paid	—	1,304,564
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	71,256
Transaction costs paid in connection with Business Combination and PIPE Financing	(1,363)	—
Proceeds from the exercise of stock options	1,502	668
Net cash provided by financing activities	139	1,376,488
(Decrease) Increase in cash, cash equivalents and restricted cash	(1,184,406)	1,188,860
Cash, cash equivalents and restricted cash, beginning of period	1,679,175	490,315
Cash, cash equivalents and restricted cash, end of period	$494,769	$1,679,175
Supplemental disclosure of non-cash activities
Unpaid liabilities assumed in connection with the Business Combination	$—	$600
Business Combination transaction costs included in accounts payable and accrued expenses	$—	$1,363
Purchases of property and equipment in accounts payable	$444	$—

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

EQRx is a new type of pharmaceutical company committed to developing and expanding access to innovative medicines for some of the most prevalent disease areas, including cancer and immune-inflammatory conditions. Launched in January 2020, EQRx is leveraging cutting-edge science, technology and strategic partnerships with stakeholders from across the healthcare system toward the goal of increasing access for patients around the world.

Today, EQRx has more than 10 programs in its pipeline including clinical, preclinical and drug engineering targets for the treatment of oncology and immune-inflammatory conditions. The Company will continue to evaluate opportunities to add to its pipeline by in-licensing additional programs, leveraging its drug engineering collaborations and exploring combination partnerships. Select late-stage programs, each in-licensed in 2020, include: aumolertinib (EQ143), a third-generation epidermal growth factor receptor (EGFR) inhibitor; lerociclib (EQ132), a cyclin-dependent kinase (CDK) 4/6 inhibitor; and sugemalimab (EQ165, also known as CS1001), an anti-programmed death-ligand 1 (PD-L1) antibody.

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

There can be no assurance that the Company’s ability to identify product candidates and subsequently research and develop those product candidates will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained both inside and outside the United States, that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable. Even if the Company’s product identification and development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue, if any, from product sales, and the Company may be subject to significant competitive or litigation risks

Liquidity

The Company has limited operating history and anticipates that it will incur losses for the foreseeable future as it builds its internal infrastructure, identifies and acquires product candidates, conducts the research and development of its product candidates, and seeks marketing approval for its late-stage programs. The Company incurred a net loss of $169.1 million for the year ended December 31, 2022, which included non-cash income of $161.7 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at December 31, 2022, as compared to a net loss of $100.0 million for the year ended December 31, 2021, which included non-cash income of $95.9 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at December 31, 2021. Prior to the Business Combination, the Company funded its operations with its initial public offering, and its subsidiary, EQRx International, Inc., funded its operations with borrowings under the convertible promissory notes it issued in October 2019 and from the sale of convertible preferred stock.

As of December 31, 2022, the Company had cash, cash equivalents, short-term investments and restricted cash of $1.4 billion and an accumulated deficit of $527.6 million. The Company expects that its cash, cash equivalents, short-term investments and restricted cash outstanding as of December 31, 2022 will be sufficient to fund its obligations for at least twelve months from the date of issuance of these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The consolidated financial statements and accompanying notes include the accounts of the Company’s wholly-owned subsidiaries EQRx International, Inc., EQRx Securities Holding Corporation, and an immaterial wholly-owned foreign subsidiary, after elimination of intercompany balances and transactions.

Functional Currency

The functional currency of the Company’s foreign operating subsidiary is the local currency. Foreign currency assets and liabilities held by the subsidiary are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period, and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets and included as a component of Comprehensive loss in the consolidated statements of operations and comprehensive loss.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents and reports them at fair value. Cash equivalents as of December 31, 2022 consisted of U.S. government money market funds, U.S. agency securities and commercial paper (see note 4). Cash equivalents as of December 31, 2021 consisted of U.S. government money market funds and commercial paper.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$494,136	$1,678,542
Restricted cash	633	633
Total cash, cash equivalents and restricted cash	$494,769	$1,679,175

Amounts included in restricted cash as of December 31, 2022 and 2021 consisted of cash held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility located in Cambridge, MA (see note 12).

Short-term Investments

Short-term investments consist of investments in U.S. treasury bills and agency securities, and commercial paper and corporate notes of publicly traded companies that are classified as available-for-sale pursuant to ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until such gains and losses are realized. The fair value of these securities is based on quoted prices for identical or similar assets. The Company estimates the expected credit losses on its securities only when the fair value of an available-for-sale debt security is below its amortized cost basis, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. The Company adjusts the cost of available-for-sale securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company mitigates this risk by maintaining its cash, cash equivalents and short-term investments with high quality, accredited financial institutions. The Company generally invests its excess capital in money market funds, U.S. treasury bills, U.S. treasury bonds and agency securities, all of which are subject to minimal credit and market risk, as well as in commercial paper and corporate notes. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

The Company is exposed to credit risk in the event of a default by the financial institutions holding the Company’s cash, cash equivalents and short-term investments to the extent recorded on the balance sheet. As of December 31, 2022, the Company’s cash and cash equivalents were deposited at two financial institutions, and it had no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements. The Company has not experienced any losses on its deposits of cash and cash equivalents and does not believe that it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. For more information on short-term investments, see note 5.

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

Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized.

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2022.

Other Investments

From time-to-time the Company may make minority investments in other biotechnology companies. Where the Company has no significant influence, these investments are accounted for under the measurement alternative for equity securities without readily determinable fair values provided for under Accounting Standards Codification ("ASC") Topic 321, Equity Investments. The investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2022 and 2021, the Company held one investment in equity securities without readily determinable fair values valued at $4.0 million. As of December 31, 2022, no impairment has been recorded.

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

The Earn-Out Shares accounted for under ASC 815 are categorized as a Level 3 fair value measurement (see Fair Value Measurements accounting policy and note 4) because the Company estimates the liability utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring judgment and actual results can differ from assumed and estimated amounts.

Earn-Out Shares allocated to Earn-Out Service Providers who held shares of common stock or options to purchase common stock that are subject to service-based vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC Topic 718, Share-Based Compensation (ASC 718), as the Earn-Out Shares are subject to forfeiture based on the satisfaction of certain service conditions.

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

Research and Development Expenses

Research and development expenses for the years ended December 31, 2022 and 2021, consisted of salaries and benefits, including associated stock-based compensation, third-party license fees, and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and fees paid to other entities that conduct certain research and development activities on the Company’s behalf.

Research and development costs are expensed as incurred. The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, contract research organizations, clinical manufacturing organizations, and companies with whom we have a collaboration or in-licensing agreement that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on actual time and expenses incurred by them.

The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made. Payments made in advance of services incurred result in prepaid expenses, which are classified as current or long-term based on the expected timing of the related services. At December 31, 2022 and 2021, the Company had prepaid research and development expenses of $21.1 million and $18.7 million included in prepaid expenses and other current assets, respectively and $13.7 million and $12.2 million included in other non-current assets, respectively, on the Company’s consolidated balance sheets.

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

The Company recognizes stock-based compensation expense for Earn-Out Shares accounted for in accordance with ASC 718 based upon the fair value of the awards on the grant date and recognizes the expense over the time-based vesting period using the accelerated attribution method with a credit to additional paid-in-capital. The Earn-Out Shares were measured at fair value at the grant date (the Closing Date) using a Monte Carlo simulation valuation model.

The Company recognizes stock-based compensation expense for restricted stock units based upon the fair value of the Company’s common stock on the grant date and recognizes the expense on a straight-line basis over the requisite service period of the award, which is typically the vesting period.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs or service payments are classified.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. During the year ended December 31, 2022, the Company’s comprehensive loss reflects unrealized holding gains (losses) on short-term investments and foreign currency translation adjustments. During the year ended December 31, 2021 the Company’s comprehensive loss reflects foreign currency translation adjustments.

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

The Company applies the two-class method to calculate its basic and diluted net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

License Agreements

The Company has acquired the exclusive licenses for the research, development, and commercialization of certain new product candidates. The Company evaluates license agreements under ASC 805 to determine if the new product candidates also include processes or activities that would constitute a “business” as defined under GAAP. For asset acquisitions, upfront payments and pre-commercial milestone payments, are immediately expensed as research and development in the period in which they are incurred, provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available and regulatory reviewed by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment as the CODM manages operations on a consolidated basis for purposes of allocating resources and assessing performance. The Company’s focus is to develop and expand access to innovative medicines for some of the most prevalent disease areas, including cancer and immune-inflammatory conditions. All of the Company’s long-lived assets reside in the United States.

Recently Adopted Accounting Pronouncements

There were no new material accounting standards adopted in the year ended December 31, 2022.

3. BUSINESS COMBINATION

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

The Company assumed the Warrants in connection with the Business Combination. Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share.

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

Earn-Out Shares

Following the Closing Date, the Earn-Out Service Providers are entitled to receive a pro rata share of up to 35,000,000 additional shares of Common Stock if at any time between the 12-month anniversary of the Closing Date and the 36-month anniversary of the Closing Date (the “Earn-Out Period”), the Common Stock price is greater than or equal to $12.50 for a period of at least 20 out of 30 consecutive trading days (“Tranche 1”), and up to 15,000,000 additional shares of Common Stock if at any time during the Earn-Out Period the Common Stock price is greater than or equal to $16.50 for a period of at least 20 out of 30 consecutive trading days (“Tranche 2”).

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

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$200,677	$—	$—	$200,677
Commercial paper (due within 90 days)	—	291,311	—	291,311
Investments:
U.S. treasury bills (due within 1 year)	—	63,807	—	63,807
U.S. agency securities (due within 1 year)	—	14,744	—	14,744
Commercial paper (due within 1 year)	—	814,732	—	814,732
Corporate notes (due within 1 year)	—	11,867	—	11,867
Total financial assets	$200,677	$1,196,461	$—	$1,397,138
Liabilities
Contingent earn-out liability	$—	$—	$7,160	$7,160
Warrant liabilities	2,961	2,332	—	5,293
Total financial liabilities	$2,961	$2,332	$7,160	$12,453

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,345,174	$—	$—	$1,345,174
Commercial paper (due within 90 days)	—	329,345	—	329,345
Total financial assets	$1,345,174	$329,345	$—	$1,674,519
Liabilities
Contingent earn-out liability	$—	$—	$153,041	$153,041
Warrant liabilities	11,813	9,302	—	21,115
Total financial liabilities	$11,813	$9,302	$153,041	$174,156

In determining the fair value of its cash equivalents and short-term investments at each date presented above, the Company relies on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. There were no changes in valuation techniques or transfers between fair value measurement levels for the periods presented.

The fair value of the Public Warrants is based on observable listed prices for such warrants. The fair value of the Private Warrants is equivalent to that of the Public Warrants as they have substantially the same terms; however, they are not actively traded.

The carrying amounts of the Company’s prepaid and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Level 3 Financial Instruments

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

The Earn-Out Shares subject to liability accounting were valued using the following assumptions under the Monte Carlo simulation model:

	December 31,
	2022	2021
Market price of public stock	$2.46	$6.82
Expected share price volatility	58.5%	54.0%
Risk-free interest rate	4.42%	0.96%
Estimated dividend yield	0.0%	0.0%

The change in the fair value of the contingent earn-out liabilities during the year ended December 31, 2022 was as follows (in thousands):

Fair Value
Fair value as of December 31, 2021	$153,041
Change in fair value of earn-out liability	(145,881)
Fair value as of December 31, 2022	$7,160

5. SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security was as follows (in thousands):

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasury bills (due within 1 year)	$63,971	$—	$(164)	$63,807
U.S. agency securities (due within 1 year)	14,733	11	—	14,744
Commercial paper (due within 1 year)	814,772	247	(287)	814,732
Corporate notes (due within 1 year)	11,870	—	(3)	11,867
Total available-for-sale securities	$905,346	$258	$(454)	$905,150

There were no realized gains or losses on investments for the twelve months ended December 31, 2022. There were 12 investments in an unrealized loss position as of December 31, 2022. None of these investments was in an unrealized loss position for greater than 12 months as of December 31, 2022. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of December 31, 2022. The Company did not hold any available-for-sale securities as of December 31, 2021.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
External research and development	$25,494	$23,282
Accrued compensation	1,251	417
Accrued professional services	975	4,075
Accrued consulting	967	811
Other	909	319
Total accrued expenses	$29,596	$28,904

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

8. WARRANTS

CMLS III issued the Public Warrants and Private Warrants, which have an exercise price of $11.50 and were deemed assumed by the Company in connection with the Business Combination. In accordance with the warrant agreements, the Warrants became exercisable on January 16, 2022. The Warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation.

Subsequent to the Business Combination, the Public Warrants and Private Warrants met liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the Warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the Warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants are classified as liabilities on the consolidated balance sheets at December 31, 2022 and 2021. As of December 31, 2022, no Warrants have been exercised or redeemed.

As of December 31, 2022, the following Warrants were outstanding:

Warrant Type	Shares	Exercise Price
Public Warrants	11,039,957	$11.50
Private Warrants	8,693,333	$11.50
Total Warrants	19,733,290

Public Warrants

The Public Warrants became exercisable for shares of Common Stock commencing on January 16, 2022. The Public Warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation.

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

Private Warrants

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the Common Stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the Closing Date, subject to certain limited exceptions. Additionally, except as described above in the discussion of the redemption of warrants when the price per share of Common Stock equals or exceeds $10.00, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Warrants were valued on December 31, 2022 and December 31, 2021 using the listed trading price of $0.27 and $1.07, respectively.

9. STOCKHOLDERS’ EQUITY

The consolidated statement of stockholders’ equity for the period ended December 17, 2021 has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization (see note 3).

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of its Amended and Restated Certificate of Incorporation, the Company became authorized to issue 2,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of December 31, 2022.

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

As of December 31, 2022, 538,549,210.0 shares of Common Stock were issued including 40,607,939 shares sold to the Company’s founders, employees and advisors under restricted stock agreements (see note 10), and 50,000,000 Earn-Out Shares.

10. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

In January 2020, Legacy EQRx’s board of directors and stockholders adopted the 2019 Stock Option and Grant Plan (the “2019 Plan”), which was assumed by the Company in the Business Combination. On December 16, 2021, the Company’s board of directors and its stockholders adopted the 2021 Option Grant and Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Business Combination. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of the foregoing to employees, board members, consultants and advisors. The Company generally grants stock-based awards with service conditions only under the 2021 Plan.

Upon completion of the Business Combination, the Company ceased issuing awards under the 2019 Plan, although all outstanding stock awards granted under the 2019 Plan continue to be governed by the terms of the 2019 Plan. The total number of shares of Common Stock that may be issued under the 2021 Plan was 59,353,357 at plan adoption (“Share Reserve”). The 2021 Plan provides that the Share Reserve will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of Common Stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation and Talent Development Committee (the “Annual Increase”). Share limits under the 2021 Plan are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The shares of Common Stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under each of the 2021 Plan and the 2019 Plan will be added back to the Share Reserve. As of December 31, 2022, 60,326,976 shares remain available for future grant under the 2021 Plan.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and the stockholders on December 16, 2021. The ESPP provides employees with an opportunity to acquire shares of Common Stock at a discounted price. An aggregate of 4,876,326 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the least of (i) 1% of the number of shares of Common Stock outstanding on the immediately preceding December 31, (ii) 4,876,326 shares of Common Stock, and (iii) such lesser number of shares determined by the Compensation and Talent Development Committee of the Company’s board of directors. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. No awards were granted under the ESPP as of December 31, 2022 and 9,752,652 shares remain available for future grant.

Stock-based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$13,687	$5,393
General and administrative	27,864	20,833
Total stock-based compensation	$41,551	$26,226

Stock Options

Stock options granted under the 2021 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years.

A summary of stock option activity for employee and nonemployee awards during the year ended December 31, 2022 is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
		Exercise	Term	(in
	Options	Price	(years)	thousands)
Outstanding at December 31, 2021	21,624,447	$3.39
Granted	26,915,005	3.65
Exercised	(983,212)	1.53
Cancelled/forfeited	(4,175,950)	4.11
Outstanding at December 31, 2022	43,380,290	$3.52	8.84	$7,401
Vested at December 31, 2022	11,237,567	$3.02	8.45	$3,851
Vested and expected to vest at December 31, 2022	43,380,290	$3.52	8.84	$7,401

The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2022	2021
Risk-free interest rate	2.38%	0.93%
Volatility	65%	64%
Dividend yield	0.00%	0.00%
Expected term (years)	6.0	6.0

The Company recorded stock-based compensation expense associated with employee and non-employee stock options of $22.1 million and $7.2 million during the years ended December 31, 2022 and 2021, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, and 2021 was $2.21 and $2.61 per share, respectively. The fair value of options that vested during the years ended December 31, 2022 and 2021 was $20.6 million and $3.0 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2022 and 2021 was $3.0 million and $4.2 million, respectively.

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

As of December 31, 2022, there was $68.0 million of total unrecognized compensation expense related to unvested stock options that the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Restricted Stock Units

During the year ended December 31, 2022, the Company granted restricted stock units to certain employees that vest over a two-year service period.

A summary of the Company’s restricted stock unit activity and related information is as follows:

Weighted-
Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 31, 2021	—	$—
Granted	825,707	2.15
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2022	825,707	$2.15

Stock-based compensation expense associated with employee restricted stock units during the year ended December 31, 2022 was immaterial.

As of December 31, 2022, there was $1.8 million of total unrecognized compensation expense related to unvested restricted stock units that the Company expects to recognize over a remaining weighted-average period of 2.0 years.

Restricted Common Stock

Through December 31, 2022, the Company had issued a total of: (i) 5,603,522 shares of restricted Common Stock to employees and advisors of the Company under the 2019 Plan; (ii) 627,000 shares of restricted Common Stock to a strategic partner under the 2019 Plan as partial compensation for future services; and (iii) 34,865,902 shares of restricted Common Stock to its founders, employees and advisors under the 2019 Plan.

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

A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted Common Stock at December 31, 2021	18,263,118	$0.22
Granted	—	—
Forfeited	(113,639)	—
Vested	(8,321,660)	0.09
Unvested restricted Common Stock at December 31, 2022	9,827,819	0.15

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

As of December 31, 2022, there was $1.5 million of total unrecognized compensation expense related to unvested restricted Common Stock that the Company expects to recognize over a remaining weighted-average period of 2.1 years.

Earn-Out Shares

As discussed in note 2, Earn-Out Shares allocated to Earn-Out Service Providers who held shares of Common Stock or options to purchase Common Stock that are subject to time-based vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC 718.

The following table summarizes the activity associated with Earn-Out Shares accounted for pursuant to ASC 718 during the year ended December 31, 2022 (in thousands, except per share data):

		Weighted-
		Average
		Grant Date Fair Value
	Number of Shares	Per Share
Outstanding at December 31, 2021	7,653,215	$5.67
Granted	—	—
Forfeited	(275,327)	5.67
Outstanding at December 31, 2022	7,377,888	5.67

During the years ended December 31, 2022 and 2021, the Company recognized $18.7 million and $16.7 million of stock-based compensation expense, respectively, associated with the Earn-Out Shares.  As of December 31, 2022, unrecognized compensation costs related to the Earn-Out Shares was $6.4 million and is expected to be recognized over a weighted-average period of 1.2 years.

11. LICENSE AGREEMENTS AND DISCOVERY COLLABORATIONS

License Agreements

Aumolertinib — Hansoh

In July 2020, the Company entered into a collaboration and license agreement with Hansoh (Shanghai) Healthtech Co., LTD. and Jiangsu Hansoh Pharmaceutical Group Company LTD. (“Hansoh”) under which it acquired an exclusive license for the research, development, and commercialization of aumolertinib, a third generation EGFR inhibitor, worldwide, with the exception of mainland China, Hong Kong, Macau and Taiwan (the “Hansoh Territory”). The license agreement also provides the Company with a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory.

Under the terms of the license agreement, the Company received an exclusive license to develop aumolertinib for any and all uses for the treatment of cancer, cancer-related and immune-inflammatory diseases in humans at its own cost and expense in the Company’s territory. The Company was obligated to make an upfront, non-refundable, non-creditable payment of $25.0 million. If the Company succeeds in developing and commercializing aumolertinib, Hansoh will be eligible to receive (i) up to $90.0 million in development and regulatory milestone payments, and (ii) up to $420.0 million in sales milestone payments. In the event that Hansoh elects to opt out of sharing certain global development costs in accordance with the terms of the license agreement, the total potential development and regulatory payments Hansoh is eligible to receive will be reduced to $55.0 million, and the total potential sales milestone payments will be reduced to $350.0 million.

Hansoh is also eligible to receive royalties on worldwide net sales of any products containing aumolertinib which range from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties for aumolertinib will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for aumolertinib in a country, and (iii) eleven years following the first commercial sale of aumolertinib in a country.

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

The Company evaluated the license agreement with Hansoh under ASC 805 and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. During the years ended December 31, 2022 and 2021, the Company recognized an additional $5.0 million and $4.5 million, respectively, of research and development expense in the consolidated statement of operations and comprehensive loss upon the achievement of certain development milestones.

Lerociclib – G1

In July 2020, the Company entered into a license agreement with G1 under which it acquired an exclusive license for the research, development, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 worldwide, with the exception of Australia, Bangladesh, Hong Kong Special Administration Region, India, Indonesia, Macau Special Administration Region, Malaysia, Myanmar, New Zealand, Pakistan, mainland China, Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand and Vietnam (the G1 Territory). The license agreement also provides the Company with a non-exclusive license in the G1 Territory to manufacture lerociclib for purposes of obtaining regulatory approval for, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 outside of the G1 Territory.

Under the terms of the license agreement, the Company received an exclusive license to develop lerociclib using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 at its own cost and expense in the Company’s territory. The Company is also required to reimburse G1 for any costs G1 incurs in the Company’s territory following the execution of the license agreement for development activities that were ongoing at the time the license agreement became effective.

The Company was required to make an upfront non-refundable, non-creditable payment of $20.0 million to G1. If the Company succeeds in developing and commercializing lerociclib, G1 will be eligible to receive (i) up to $40.0 million in development and regulatory milestone payments, and (ii) up to $250.0 million in sales milestone payments. G1 is also eligible to receive royalties on worldwide net sales of any products containing lerociclib which range from mid-single digits to mid-teens, subject to potential reduction following the launch of certain generic products. The royalties will expire on a product-by-product and country-by-country basis until the later to occur of (i) the expiration of all valid patent claims covering lerociclib in a country, and (ii) 10 years following the first commercial sale of lerociclib in a country.

The Company has the right to terminate the license agreement with G1 for any or no reason upon prior written notice to G1. Either party may terminate the license agreement in its entirety for the other party’s material breach if such other party fails to cure the breach. Either party may also terminate the agreement in its entirety upon certain insolvency events involving the other party.

The Company evaluated the license agreement with G1 under ASC 805 and concluded that as the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition.

Sugemalimab/Nofazinlimab — CStone

In October, 2020, the Company entered into a license agreement with CStone Pharmaceuticals (“CStone”) (as amended as of August 15, 2022) under which it acquired an exclusive license for the research, development, and commercialization of CStone’s sugemalimab, an anti-PD-L 1 monoclonal antibody, and nofazinlimab, an anti-PD-1 monoclonal antibody, worldwide, with the exception of mainland China, Taiwan, Hong Kong and Macau (the “CStone Territory”).

Under the terms of the license agreement, the Company received an exclusive license to develop sugemalimab and nofazinlimab for any and all uses at its own cost and expense in the Company’s territory. The Company was obligated to make an upfront, non-refundable, non-creditable payment of $150.0 million, including $10.0 million as CStone received notification that the U.S. Food and Drug Administration designated sugemalimab as a breakthrough therapy. If the Company succeeds in developing and commercializing sugemalimab, CStone will be eligible to receive (i) up to $107.5 million in development and regulatory milestone payments, and (ii) up to $565.0 million in sales milestone payments. If the Company succeeds in developing and commercializing nofazinlimab, CStone will be eligible to receive (i) up to $75.0 million in development and regulatory milestone payments, and (ii) up to $405.0 million in sales milestone payments.

CStone is also eligible to receive royalties on worldwide (excluding the CStone Territory) net sales of any products containing sugemalimab and nofazinlimab ranging from low teens to high teens for sugemalimab and from mid-single digits to low teens for nofazinlimab, subject to potential reduction following the launch of certain generic products. The royalties for sugemalimab and nofazinlimab will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities for sugemalimab and nofazinlimab in such country, and (iii) 11 years following the first commercial sale of sugemalimab or nofazinlimab in such country.

The Company is responsible for the costs associated with the development and regulatory approvals of sugemalimab and nofazinlimab in its territory. The Company is also required to reimburse CStone for certain mutually agreed development costs CStone incurs in the Company’s territory following the execution of the license agreement. Additionally, during the term of the license agreement, either party may propose the development of a combination study with sugemalimab or nofazinlimab. If both parties agree to participate in the combination study, the costs incurred will be split between the two parties based upon the terms provided for in a separate written agreement detailing each party’s rights and obligations with respect to the development of the combination regimen.

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

Under the terms of the license agreements, the Company received exclusive licenses to develop the Preclinical/Clinical Assets at its own cost and expense in the Company’s territory. The Company was obligated to make aggregate upfront non-refundable, non-creditable payments of $7.5 million through December 31, 2022 under the license agreements for the Preclinical/Clinical Assets in place as of December 31, 2022. If the Company succeeds in developing and commercializing the Preclinical/Clinical Assets, the Company may be required to pay (i) up to $45.5 million in development milestone payments, (ii) up to $112.0 million in regulatory milestone payments, and (iii) up to $345.0 million in sales milestone payments. Additionally, the Company may be required to pay royalties on worldwide net sales of any products containing the Preclinical/Clinical Assets which range from mid-single digits to low double digits, subject to potential reduction following the launch of certain generic products. The royalties for the Preclinical/Clinical Assets will expire on a product-by-product and country-by-country basis.

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

The Company evaluated the license agreements under ASC 805 and concluded that as the fair value of the gross assets acquired under each license agreement is concentrated in a single identifiable asset or group of similar assets, the transactions did not meet the requirements to be accounted for as a business combination and therefore were accounted for as asset acquisitions. During the years ended December 31, 2022 and 2021, the Company recognized an additional $5.0 million and $3.0 million, respectively, of research and development expense in the consolidated statement of operations and comprehensive loss upon the achievement of certain development and regulatory milestones.

Discovery Collaboration Agreements

During the years ended December 31, 2022 and 2021, the Company entered into a number of discovery collaboration agreements pursuant to which the Company agreed to collaborate with certain collaboration partners (the “Partners”), leveraging the Partner’s AI capabilities to identify, discover and develop innovative therapeutics for agreed upon targets, in order to further expand the Company’s pipeline of therapies (the “Collaboration Agreements”).

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

The terms of the Collaboration Agreements will generally continue throughout the development and commercialization of the Collaboration Products, on a product-by-product basis, until the expiration of the last payment obligation by one of the parties to the other or, if earlier terminated. The Company generally has the right to terminate the Collaboration Agreements for any or no reason upon providing prior written notice.

The Collaboration Agreements are considered to be within the scope of ASC 808, as the agreements represent a joint operating activity and both the Partners and the Company are active participants and exposed to the risks and rewards. The Company has evaluated the Collaboration Agreements and determined they do not fall within the scope of ASC 606, as the Partners do not meet the definition of a customer. During the years ended December 31, 2022 and 2021, the Company paid upfront fees totalling $13.0 million and $27.5 million, respectively, under the Collaboration Agreements, of which $13.2 million and $4.4 million are reflected in prepaid and other current assets and other non-current assets, respectively, on the consolidated balance sheet at December 31, 2022. During the years ended December 31, 2022 and 2021, the Company recognized approximately $30.5 million and $4.7 million, respectively, of research and development expense associated with Collaboration Agreements in the consolidated statements of operations and comprehensive loss.

12. COMMITMENT AND CONTINGENCIES

Operating Leases

The Company’s leases primarily relate to operating leases of rented office properties. As of December 31, 2022, the Company had office space lease agreements in place for real properties in Cambridge, Massachusetts and London, United Kingdom.

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

Pursuant to the Lease Agreement, the Company will pay an initial annual base rent of $2.5 million, which base rent increases after every twelve-month period during the lease term to $2.7 million for the last twelve-month period (the “Base Rent”). Pursuant to the Amended Lease Agreement, the Base Rent decreased subsequent to the Original Term Date to an equivalent of an annual base rent of approximately $2.5 million. The Company has also agreed to pay its proportionate share of operating expenses and property taxes for the building in which the leased space is located. The Lease Agreement provided the Company with an improvement allowance of up to $1.0 million. Upon payment to the Company of the improvement allowance, the Lease Agreement provided that the annual Base Rent would be increased by the total amount drawn and amortized on a straight-line basis over the balance of the lease term such that the full amount of the allowance drawn would be reimbursed to Surface as of the last regularly scheduled Base Rent payment date.

During the year ended December 31, 2020, the Company completed a buildout of the leased office space and received the $1.0 million improvement allowance from Surface in January 2021. The Company determined that it owns the leasehold improvements and, as such, reflected the $1.0 million leasehold improvement as property and equipment in the consolidated balance sheet.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

		Year ended December 31,
	Classification	2022	2021
Operating lease costs	Research and development	$1,430	$1,255
	General and administrative	1,242	1,353
Variable lease costs(1)	Research and development	403	387
	General and administrative	374	419
Total lease costs		$3,449	$3,414
(1)	Variable lease costs include the Company’s proportionate share of operating expenses, property taxes, utilities and parking for the buildings in which the leased spaces are located.

The Company made cash payments of $4.2 million and $3.9 million under lease agreements during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases was 1.6 years and 9%, respectively.

Total lease payments as of December 31, 2022 for the next five years and thereafter are expected to be as follows (in thousands):

Year ended December 31,
2023	$2,596
2024	1,495
2025	—
2026	—
2027	—
Thereafter	—
Total lease payments	4,091
Less: Imputed interest	(260)
Total future minimum lease obligations (lease liability)	$3,831

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

As of December 31, 2022, the Company was not party to any material litigation.

13. INCOME TAXES

No provision for income taxes was recorded for the years ended December 31, 2022 and 2021. The Company has incurred net pre-tax losses for all periods presented. The Company has not reflected any benefit of such net operating loss (“NOL”) carryforwards in the accompanying financial statements. The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	December 31,
	2022	2021
Profit before tax at federal statutory rate	21.0%	21.0%
State tax benefit, net of federal effects	8.2	8.9
Research and development credits	3.7	2.5
Unrealized gains/losses	20.1	20.1
Other	(2.3)	(4.2)
Change in valuation allowance	(50.7)	(48.3)
Effective income tax rate	0.0%	0.0%

The domestic and foreign components of loss from continuing operations before income taxes are as follows:

	December 31,
	2022	2021
Domestic	$(169,069)	$(100,076)
Foreign	(20)	67
Total	$(169,089)	$(100,009)

Net deferred tax assets as of December 31, 2022 and 2021, consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	86,630	$61,805
Capitalized R&D	58,755	—
Intangible assets	44,614	46,284
Operating lease liability	980	878
Research and development tax credits	9,156	2,881
Convertible note	384	391
Other	6,630	7,432
Total gross deferred tax assets	207,149	119,671
Valuation allowance	(205,529)	(118,459)
Net deferred tax assets	1,620	1,212
Deferred tax liabilities:
Fixed assets	(208)	(516)
Operating lease asset	(973)	(696)
Capitalized software	(439)	—
Total deferred tax liability	(1,620)	(1,212)
Net deferred tax asset (liability)	$—	$—

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income in the future. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2022 and 2021 because the Company’s management believes that it is more likely than not that these assets will not be fully realized.

The Company has incurred NOLs since inception. As of December 31, 2022 and 2021, the Company had federal NOL carryforwards of approximately $313.6 million and $225.0 million, respectively, and state NOL carryforwards of $262.2 million and $184.9 million, respectively. The Company’s federal NOL carryforwards will not expire and the state NOL carryforwards will begin to expire at various times beginning in 2030.

As of December 31, 2022 and 2021, the Company also had available federal research and development tax credit carryforwards of $8.2 million and $2.5 million, respectively, to reduce future tax liabilities which begin to expire in 2040. The Company also has state research and development tax credit carryforwards as of December 31, 2022 and 2021 of $1.3 million and $0.5 million, respectively, available to reduce future state tax liabilities, which begin to expire in 2040.

NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If the Company experiences a change of ownership, as defined by Section 382 of the Internal Revenue Code, at any time following Inception, utilization of the NOL carryforwards will be subject to the annual limitations under Section 382.

The Company will recognize both accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s consolidated statement of operations and comprehensive loss. Because the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. If the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.

14. EMPLOYEE BENEFITS

In July 2020, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all U.S. employees. The 401(k) plan allows employees to make pre-tax or post-tax contributions up to the maximum allowable amount set by the Internal Revenue Services. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions to the 401(k) Plan of approximately $2.6 million and $1.0 million during the years ended December 31, 2022 and 2021, respectively.

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2022	2021
Net loss	$(169,089)	$(100,009)
Weighted average common shares outstanding, basic and diluted	474,295,855	324,008,969
Net loss per share, basic and diluted	$(0.36)	$(0.31)

The Company’s potentially dilutive securities, which include Warrants, Earn-Out Shares, options to purchase common stock, unvested restricted stock units and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2022	2021
Outstanding Warrants	19,733,290	19,733,290
Outstanding stock options	43,380,290	21,624,447
Unvested restricted stock units	825,707	—
Earn-Out Shares	50,000,000	50,000,000
Unvested restricted stock	9,827,819	18,263,118

16. SUBSEQUENT EVENTS

In February 2023, the Company announced a reduction in force to further increase operational efficiencies and streamline expenses. The actions under this plan are anticipated to result in cash expenditures of approximately $4.0 million and will be incurred in 2023. Additionally, as part of this action, certain share-based awards were modified. The Company is currently evaluating the impact that these modifications will have on its consolidated financial position and results of operations.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:February 23, 2023.

EQRx, Inc.

By:	/s/ Melanie Nallicheri
Melanie Nallicheri
President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Melanie Nallicheri	President, Chief Executive Officer and Director	February 23, 2023
Melanie Nallicheri	(Principal Executive Officer)

/s/ Jami Rubin	Chief Financial Officer	February 23, 2023
Jami Rubin	(Principal Financial and Accounting Officer)

/s/ Alexis Borisy	Chairman of the Board	February 23, 2023
Alexis Borisy

/s/ Amy Abernethy	Director	February 23, 2023
Amy Abernethy

/s/ Paul Berns	Director	February 23, 2023
Paul Berns

/s/ Jorge Conde	Director	February 23, 2023
Jorge Conde

/s/ Sandra Horning	Director	February 23, 2023
Sandra Horning

/s/ Clive Meanwell	Director	February 23, 2023
Clive Meanwell

/s/ Samuel Merskamer	Director	February 23, 2023
Samuel Merskamer

/s/ Kathryn Giusti	Director	February 23, 2023
Kathryn Giusti

/s/ Krishna Yeshwant	Director	February 23, 2023
Krishna Yeshwant