Form 10-Q
period 2023-03-31
EQRx, Inc.
filed 2023-05-08
CIK 1843762

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of May 5, 2023, the registrant had 487,359,403 shares of common stock, $0.0001 par value, outstanding.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “EQRx,” “the Company,” “we,” “us,” “our” and similar references refer to EQRx, Inc. together with its consolidated subsidiaries.

The EQRx logo and other trademarks or service marks of EQRx appearing in this Quarterly Report on Form 10-Q are the property of EQRx. This Quarterly Report on Form 10-Q may also contain registered marks, trademarks and trade names of other companies, all of which are the property of their respective holders.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our strategic reset and building a pipeline of clinically differentiated, high-value medicines, including the potential benefits and clinical opportunity for our current pipeline candidates;
●	the timing of and costs or charges associated with our reductions in force and license agreement terminations, wind downs of partnerships and programs, and the savings benefits we expect to receive, and effects on our cash burn;
●	our plans to separate out our immune-inflammatory (I&I) assets, including formation of a new subsidiary and seeking capital therefor;
●	clinical trial timelines and plans for our pipeline candidates, including initiation and enrollment;
●	our ability to find a commercialization partner for aumolertinib;
●	the success, costs and timing of our product development activities;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations on any approved product;
●	our ability to locate and acquire products or product candidates and integrate those into our business;
●	our ability to maintain our existing or enter into additional license agreements, particularly in light of the termination of two of our previous license agreements, and the risk of delays or unforeseen costs in terminating such arrangements;
●	our ability to adapt our initial commercial and pricing models, plans and strategies following our strategic reset;
●	our ability to maintain our existing or enter into additional drug engineering collaborations, particularly in light of our plans to terminate the development of certain programs;
●	our ability to maintain our existing or enter into additional manufacturing agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of innovative drug candidates, many of which have greater financial and marketing resources than we do;
●	the size and growth potential of the markets for our products, and our ability to serve those markets, either alone or in partnership with others;
●	changes in applicable laws or regulations;
●	our ability to raise capital in the future;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	our ability to compete effectively in a competitive industry;
●	our ability to protect and enhance our corporate reputation and brand;
●	expectations concerning our relationships and actions with third parties;
●	potential liquidity and trading of our securities;
●	our ability to attract and retain qualified directors, officers, employees and other key personnel;
●	our ability to grow and manage growth profitably and retain our key employees, particularly in light of the two reductions in force that we have announced this year; and
●	the impact of the ongoing COVID-19 pandemic, along with any other health pandemics or global events, such as the Russian invasion of Ukraine, or recent bank failures.

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

SUMMARY OF RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. This summary does not address all these risks. These risks are more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 23, 2023 as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. Further, there are additional risks not described below that are either not currently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our securities.

●	We do not have any products approved for commercial sale and have not generated any revenue to date, and so may never become profitable.
●	We have provided notices to terminate our license agreements with CStone Pharmaceuticals (CStone) and Lynk Pharmaceutical (Hangzhou) Co., Ltd. (Lynk) and, accordingly, are no longer seeking regulatory approval for sugemalimab, nofazinlimab, or EQ121 in any jurisdiction, and we are also exploring commercialization partnerships for aumolertinib. We may make similar decisions for other pipeline candidates, indications, and/or markets, which will impact the revenues we may generate from our pipeline candidates when and if approved.
●	Our decision to separate our I&I programs into a new subsidiary may not provide the expected benefits, and we may not be successful in developing those programs as a separate business.
●	In jurisdictions in which regulators do not solely accept data from our licensing partners from other countries but instead require additional data generated from additional preclinical studies and clinical trials as a basis for regulatory approvals (such as the U.S. Food and Drug Administration (FDA)), we will incur additional costs and experience delays in completing, or ultimately may be unable to complete, the development of such product candidate; we may also choose not to pursue development for certain indications in that market given the potentially increased costs or delays, or impact on our ability to complete the development of such product candidate (such as our recent decision to terminate our license agreements with CStone for sugemalimab and nofazinlimab, and Lynk for EQ121 and our earlier decisions not to seek FDA approval of sugemalimab in Stage IV non-small cell lung cancer (NSCLC) or extranodal NK/T-cell lymphoma (ENKTL)).
●	Drug development is a lengthy, expensive and uncertain process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of a product candidate. Even if we achieve positive clinical trial results, there is no guarantee that our product candidates will be approved. Our competitors may also obtain FDA or other regulatory approval for their products sooner than we may obtain approval for ours and for multiple indications in parallel, which could require us to undertake additional trials and also result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. If we experience delays in obtaining data from our licensing partners, their other licensees or other collaborators, or other relevant third parties, or we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have never successfully completed the regulatory approval process for any of our product candidates, and we may be unable to do so for any product candidates. Even if we are successful in obtaining regulatory approval in one indication or jurisdiction for a product candidate, it does not guarantee that we will be able to obtain pricing or reimbursement approval in such jurisdiction, that our products will be broadly adopted in such jurisdiction, or that we will be able to obtain regulatory approval in any other indication or jurisdiction. Further, even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	We are now focused on building a pipeline of clinically differentiated, high-value medicines and may not be successful in adapting our mission and initial business model following our recent strategic reset.
●	We may be unsuccessful in achieving broad market awareness and acceptance or changing prescribing or purchasing habits of healthcare system participants or keeping up to date with recent developments in the medical field regarding treatment options.
●	We may be unable to continue to attract, acquire and retain third-party collaborators, particularly as we adapt our initial commercial and pricing models, plans and strategies, or we may fail to do so in an effective manner. Our collaborations with third parties are also subject to certain risks.
●	Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially.
●	Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	If we (or our collaboration and license partners, as applicable) are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Our failure to manage growth effectively could cause our business to suffer and have an adverse effect on our ability to execute our business strategy, as well as on our operating results and financial condition.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQRx, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share information)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$368,358	$494,136
Short-term investments	957,584	905,150
Prepaid expenses and other current assets	29,036	28,800
Total current assets	1,354,978	1,428,086
Property and equipment, net	2,590	2,627
Restricted cash	633	633
Right-of-use asset	3,238	3,804
Other investments	4,000	4,000
Other non-current assets	18,516	15,866
Total assets	$1,383,955	$1,455,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,731	$19,950
Accrued expenses	36,785	29,596
Lease liability, current	2,368	2,370
Total current liabilities	59,884	51,916
Non-current liabilities:
Contingent earn-out liability	5,231	7,160
Warrant liabilities	3,405	5,293
Lease liability, non-current	849	1,461
Restricted stock repurchase liability	275	324
Total liabilities	69,644	66,154
Commitments and contingencies (note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,250,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 538,474,800 and 538,549,210 shares issued as of March 31, 2023 and December 31, 2022, respectively; and 480,829,944 and 478,674,305 shares outstanding at March 31, 2023 and December 31, 2022, respectively	49	49
Additional paid-in capital	1,924,318	1,916,550
Accumulated other comprehensive income (loss)	84	(148)
Accumulated deficit	(610,140)	(527,589)
Total stockholders’ equity	1,314,311	1,388,862
Total liabilities and stockholders’ equity	$1,383,955	$1,455,016

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except share and per share information)

	Three months ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$70,933	$53,428
General and administrative	27,277	32,263
Restructuring (note 7)	3,588	—
Total operating expenses	101,798	85,691
Loss from operations	(101,798)	(85,691)
Other income (expense):
Change in fair value of contingent earn-out liability	1,929	101,774
Change in fair value of warrant liabilities	1,888	3,947
Interest income, net	15,442	182
Other income (expense), net	(12)	514
Total other income, net	19,247	106,417
Net income (loss)	$(82,551)	$20,726
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	7
Unrealized holding gains on short-term investments	227	—
Comprehensive income (loss), net of tax	$(82,319)	$20,733
Net income (loss) per share - basic	$(0.17)	$0.04
Net income (loss) per share - diluted	$(0.17)	$0.04
Weighted average common shares outstanding - basic	480,010,594	470,627,083
Weighted average common shares outstanding - diluted	480,010,594	491,792,152

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share information)

				Accumulated Other
	Common Stock		Additional Paid-in	Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	478,674,305	$49	$1,916,550	$(148)	$(527,589)	$1,388,862
Vesting of restricted common stock	1,956,530	—	49	—	—	49
Common stock issued upon exercise of stock options	199,109	—	127	—	—	127
Foreign currency translation adjustment, net of tax of $0	—	—	—	5	—	5
Stock-based compensation	—	—	7,592	—	—	7,592
Unrealized holding gains on short-term investments, net of tax of $0	—	—	—	227	—	227
Net loss	—	—	—	—	(82,551)	(82,551)
Balance at March 31, 2023	480,829,944	$49	$1,924,318	$84	$(610,140)	$1,314,311

Balance at December 31, 2021	469,369,433	49	1,873,289	1	(358,500)	$1,514,839
Vesting of restricted common stock	1,992,005	—	59	—	—	59
Common stock issued upon exercise of stock options	18,286	—	40	—	—	40
Foreign currency translation adjustment, net of tax of $0	—	—	—	7	—	7
Stock-based compensation	—	—	12,906	—	—	12,906
Net income	—	—	—	—	20,726	20,726
Balance at March 31, 2022	471,379,724	$49	$1,886,294	$8	$(337,774)	$1,548,577

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2023	2022
Operating activities:
Net income (loss)	$(82,551)	$20,726
Reconciliation of net income (loss) to net cash used in operating activities:
Stock-based compensation	7,592	12,906
Depreciation expense	188	410
Net amortization of premiums and discounts on investments	(12,292)	—
Change in fair value of contingent earn-out liability	(1,929)	(101,774)
Change in fair value of warrant liabilities	(1,888)	(3,947)
Non-cash lease expense	(48)	(157)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,886)	(914)
Accounts payable	1,074	(162)
Accrued expenses	7,194	18,974
Net cash used in operating activities	(85,546)	(53,938)
Investing activities:
Purchases of property and equipment	(444)	(13)
Purchases of investments	(628,525)	—
Proceeds from maturities of investments	588,610	—
Net cash used in investing activities	(40,359)	(13)
Financing activities:
Transaction costs paid in connection with Business Combination and PIPE Financing	—	(1,363)
Proceeds from the exercise of stock options	127	40
Net cash provided by (used in) financing activities	127	(1,323)
Decrease in cash, cash equivalents and restricted cash	(125,778)	(55,274)
Cash, cash equivalents and restricted cash, beginning of period	494,769	1,679,175
Cash, cash equivalents and restricted cash, end of period	$368,991	$1,623,901
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable	$151	$23

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

Notes to the Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS

EQRx, Inc. (“EQRx” or the “Company”) is a biopharmaceutical company committed to developing and commercializing innovative medicines for some of the most prevalent disease areas.

The Company’s lead product candidate, lerociclib, is a novel, oral, and selective small molecule cyclin-dependent kinase (CDK) 4/6 inhibitor in development for use in combination with endocrine therapy. The lead indications being explored are hormone receptor positive (HR+)/human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer (mBC) and first-line treatment of advanced/metastatic or recurrent low grade endometrioid endometrial cancer (mEC). In addition, EQRx continues to advance its early-stage research and development programs through collaborations with leading drug engineering companies, with a focus on assets with clear potential for market-leading differentiation.

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

Liquidity

The Company has limited operating history and anticipates that it will incur losses for the foreseeable future as it builds its internal infrastructure, identifies and acquires product candidates, conducts the research and development of its product candidates, and seeks marketing approval for its late-stage programs. The Company incurred a net loss of $82.6 million for the three months ended March 31, 2023, which included non-cash income of $3.8 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at March 31, 2023, as compared to a net income of $20.7 million for the three months ended March 31, 2022, which included non-cash income of $105.7 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at March 31, 2022.

As of March 31, 2023, the Company had cash, cash equivalents, short-term investments and restricted cash of $1.3 billion and an accumulated deficit of $610.1 million. The Company expects that its cash, cash equivalents, short-term investments and restricted cash outstanding as of March 31, 2023 will be sufficient to fund its obligations for at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2023, its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these condensed consolidated financial statements include the accrual of research and development and manufacturing expenses, stock-based compensation expense, the valuation of the contingent earn-out liability, and the fair value of private warrants. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2023 consisted of money market funds (see note 5).

Amounts included in restricted cash consist of cash held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility located in Cambridge, MA.

	March 31,
	2023	2022
Cash and cash equivalents	$368,358	$1,623,268
Restricted cash	633	633
Total cash, cash equivalents and restricted cash	$368,991	$1,623,901

4. BUSINESS COMBINATION

Summary of Business Combination

EQRx, Inc., formerly known as CM Life Sciences III Inc. (“CMLS III”), was incorporated in Delaware on January 25, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 17, 2021 (the “Closing Date”), the Company consummated the merger transaction contemplated pursuant to a definitive merger agreement dated August 5, 2021 (the “Merger Agreement”), by and among the former EQRx, Inc. (“Legacy EQRx”), CMLS III and Clover III Merger Sub, Inc. (“Merger Sub”). As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the merger as a wholly-owned subsidiary of CMLS III (such transactions, the “Business Combination”). As a result of the Business Combination, CMLS III was renamed EQRx, Inc., and Legacy EQRx was renamed EQRx International, Inc.

The Company assumed 11,039,957 publicly-traded warrants (“Public Warrants”) and 8,693,333 private placement warrants issued in connection with CMLS III’s initial public offering (“Private Warrants” and, together with the Public Warrants, the “Warrants”). Each Warrant entitles the holder to purchase one share of the Company’s common stock, at an exercise price of $11.50 per share. As of the Closing Date, each of the issued and outstanding Private Warrants and Public Warrants automatically converted into warrants to acquire shares of common stock.

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

Earn-Out Shares allocated to Earn-Out Service Providers who held equity securities not subject to any vesting conditions or restrictions as of the Closing Date of the Business Combination are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), as the Earn-Out Shares are not indexed to the  common stock. Pursuant to ASC 815, these Earn-Out Shares were accounted for as a liability at the Closing Date of the Business Combination and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

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

5. FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$366,282	$—	$—	$366,282
Investments:
U.S. treasury bills (due within 1 year)	—	9,910	—	9,910
U.S. agency securities (due within 1 year)	—	207,491	—	207,491
Commercial paper (due within 1 year)	—	728,186	—	728,186
Corporate notes (due within 1 year)	—	11,997	—	11,997
Total financial assets	$366,282	$957,584	$—	$1,323,866
Liabilities
Contingent earn-out liability	$—	$—	$5,231	$5,231
Warrant liabilities	1,904	1,501	—	3,405
Total financial liabilities	$1,904	$1,501	$5,231	$8,636

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$200,677	$—	$—	$200,677
Commercial paper (due within 90 days)	—	291,311	—	291,311
Investments:
U.S. treasury bills (due within 1 year)	—	63,807	—	63,807
U.S. agency securities (due within 1 year)	—	14,744	—	14,744
Commercial paper (due within 1 year)	—	814,732	—	814,732
Corporate notes (due within 1 year)	—	11,867	—	11,867
Total financial assets	$200,677	$1,196,461	$—	$1,397,138
Liabilities
Contingent earn-out liability	$—	$—	$7,160	$7,160
Warrant liabilities	2,961	2,332	—	5,293
Total financial liabilities	$2,961	$2,332	$7,160	$12,453

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

Level 3 Financial Instruments

The Earn-Out Shares accounted for under ASC 815 are categorized as Level 3 fair value measurements within the fair value hierarchy because the Company estimates projections utilizing unobservable inputs. Contingent earn-out payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

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

The Earn-Out Shares subject to liability accounting were valued using the following assumptions under the Monte Carlo simulation model:

	March 31,	December 31,
	2023	2022
Market price of public stock	$1.94	$2.46
Expected share price volatility	83.4%	58.5%
Risk-free interest rate	4.23%	4.42%
Estimated dividend yield	0.0%	0.0%

The change in the fair value of the contingent earn-out liabilities during the three months ended March 31, 2023 was as follows (in thousands):

Fair Value
Fair value as of December 31, 2022	$7,160
Change in fair value of earn-out liability	(1,929)
Fair value as of March 31, 2023	$5,231

6.  SHORT-TERM INVESTMENTS

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security (in thousands):

	March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasury bills (due within 1 year)	$9,904	$6	$—	$9,910
U.S. agency securities (due within 1 year)	207,370	121	—	207,491
Commercial paper (due within 1 year)	728,286	46	(146)	728,186
Corporate notes (due within 1 year)	11,994	3	—	11,997
Total available-for-sale securities	$957,554	$176	$(146)	$957,584

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasury bills (due within 1 year)	$63,971	$—	$(164)	$63,807
U.S. agency securities (due within 1 year)	14,733	11	—	14,744
Commercial paper (due within 1 year)	814,772	247	(287)	814,732
Corporate notes (due within 1 year)	11,870	—	(3)	11,867
Total available-for-sale securities	$905,346	$258	$(454)	$905,150

There were no realized gains or losses on investments for the three months ended March 31, 2023. There were 17 and 12 investments in an unrealized loss position as of March 31, 2023 and December 31, 2022, respectively. None of these investments was in an unrealized loss position for greater than 12 months as of March 31, 2023 or December 31, 2022. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of March 31, 2023 or December 31, 2022.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
External research and development	$26,910	$25,494
Accrued compensation	4,740	1,251
Accrued professional services	1,270	975
Accrued consulting	487	967
Restructuring	2,798	—
Other	580	909
Total accrued expenses	$36,785	$29,596

In February 2023, the Company announced a reduction in force to further increase operational efficiencies and streamline expenses. As a result, the Company recognized a charge for employee-related termination costs in the first quarter of 2023 of $3.6 million, comprised of $3.7 million of severance and other personnel costs and $0.1 million of stock-based compensation modification gain. The severance and other personnel costs will be paid by the end of 2023. The charge is reflected in the restructuring line in the Company’s condensed consolidated statements of operations and comprehensive income (loss). In May 2023, the Company announced an additional reduction in force, as further disclosed in note 15.

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

Subsequent to the Business Combination, the Public Warrants and Private Warrants met liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the Warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the Warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants were classified as liabilities on the Company’s condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. As of March 31, 2023, no Warrants have been exercised or redeemed.

As of March 31, 2023, the following Warrants were outstanding:

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

Private Warrants

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the Closing Date, subject to certain limited exceptions. Additionally, except as described above in the discussion of the redemption of Warrants, when the price per share of common stock equals or exceeds $10.00, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Private Warrants and the Public Warrants contain provisions that require them to be classified as derivative liabilities in accordance with ASC 815. Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within the condensed consolidated statements of operations and comprehensive income (loss). The Company adjusts the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Warrants or (b) the redemption of the Warrants, at which time the Warrants will be reclassified to additional paid-in capital.

Derivative Warrant liabilities are classified as non-current liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Warrants were valued on March 31, 2023 and December 31, 2022 using the listed trading price of $0.17 and $0.27, respectively.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of its Amended and Restated Certificate of Incorporation, the Company became authorized to issue 2,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of March 31, 2023.

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

As of March 31, 2023, 538,474,800 shares of common stock were issued, including 40,334,420 shares sold to Legacy EQRx’s founders, employees and advisors under restricted stock agreements (see note 10) that were exchanged in the Business Combination for common stock, and 50,000,000 Earn-Out Shares.

10. STOCK-BASED COMPENSATION

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

Upon completion of the Business Combination, the Company ceased issuing awards under the 2019 Plan. The total number of shares of common stock that may be issued under the 2021 Plan was 59,353,357 at plan adoption (“Share Reserve”). The 2021 Plan provides that the Share Reserve will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation and Talent Development Committee (the “Annual Increase”). Share limits under the 2021 Plan are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under each of the 2021 Plan and the 2019 Plan will be added back to the Share Reserve. As of March 31, 2023, 88,945,914 shares remain available for future grant under the 2021 Plan.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Stock options, restricted stock units and restricted common stock	$6,643	$4,784
Earn-Out Shares	949	8,122
Total stock-based compensation	$7,592	$12,906

Research and development	$2,750	$3,841
General and administrative	4,905	9,065
Restructuring	(63)	—
Total stock-based compensation	$7,592	$12,906

Stock Options

A summary of stock option activity for employee and nonemployee awards during the three months ended March 31, 2023 is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
		Exercise	Term	(in
	Options	Price	(years)	thousands)
Outstanding at December 31, 2022	43,380,290	$3.52
Granted	—	—
Exercised	(199,109)	0.64
Cancelled/forfeited	(2,917,884)	3.63
Outstanding at March 31, 2023	40,263,297	$3.53	8.57	$3,772
Vested at March 31, 2023	14,098,417	$3.13	8.25	$2,252
Vested and expected to vest at March 31, 2023	40,263,297	$3.53	8.57	$3,772

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2022 was $1.72 per share. There were no stock options granted during the three months ended March 31, 2023. The fair value of options that vested during the three months ended March 31, 2023 and 2022 was $6.9 million and $3.5 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the three months ended March 31, 2023 and 2022 was $0.3 million and $35.1 thousand, respectively.

In relation to the reduction in force announced in February 2023, the Company’s board of directors modified the terms of 676,543 stock options that were granted to certain employees during the period from May 2020 to November 2022. Pursuant to the modified terms, the period to exercise vested options was extended from 90 days to 12 months from the date of termination. Further, the vesting of 79,454 of the modified stock options was accelerated on a pro-rata basis to the option holders’ service with the Company. The incremental stock-based compensation expense recognized as a result of the modification of the awards during the three months ended March 31, 2023 was a gain of $0.1 million.

As of March 31, 2023, there was $55.9 million of total unrecognized compensation expense related to unvested stock options that the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for employee awards during the three months ended March 31, 2023 is presented below:

Weighted-
Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 31, 2022	825,707	$2.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	825,707	$2.15

As of March 31, 2023, there was $1.5 million of total unrecognized compensation expense related to unvested restricted stock units that the Company expects to recognize over a remaining weighted-average period of 1.7 years.

Restricted Common Stock

As of March 31, 2023, the Company had issued a total of: (i) 5,603,522 shares of restricted common stock to employees and advisors of the Company under the 2019 Plan; (ii) 627,000 shares of restricted common stock to a strategic partner under the 2019 Plan as partial compensation for future services; and (iii) 34,865,902 shares of restricted common stock to its founders, employees and advisors outside of the 2019 Plan.

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

A summary of the Company’s restricted common stock activity and related information during the three months ended March 31, 2023 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted common stock at December 31, 2022	9,827,819	$0.15
Granted	—	—
Forfeited	(1,343,341)	0.92
Vested	(1,956,530)	0.07
Unvested restricted common stock at March 31, 2023	6,527,948	$0.03

As of March 31, 2023, there was $0.2 million of total unrecognized compensation expense related to unvested restricted common stock that the Company expects to recognize over a remaining weighted-average period of 1.4 years.

Earn-Out Shares

The following table summarizes the activity associated with Earn-Out Shares accounted for pursuant to ASC 718 during the three months ended March 31, 2023:

		Weighted-
		Average
		Grant Date Fair Value
	Number of Shares	Per Share
Outstanding at December 31, 2022	7,377,888	$5.67
Granted	38,220	0.17
Forfeited	(296,685)	5.73
Outstanding at March 31, 2023	7,119,423	$5.64

Shares granted in the three months ended March 31, 2023 were to reallocate previously forfeited Earn-Out Shares in accordance with the Merger Agreement. As of March 31, 2023, there was $3.9 million of total unrecognized compensation expense related to the Earn-Out Shares that the Company expects to recognize over a weighted-average period of 1.1 years.

11. LICENSE AGREEMENTS AND DISCOVERY COLLABORATIONS

License Agreements

Lerociclib – G1

In July 2020, the Company entered into a license agreement with G1 Therapeutics (“G1”), under which it acquired an exclusive license for the research, development, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration, for any and all indications in humans through the inhibition of CDK4/6 worldwide, with the exception of Australia, Bangladesh, Hong Kong Special Administration Region, India, Indonesia, Macau Special Administration Region, Malaysia, Myanmar, New Zealand, Pakistan, mainland China, Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand and Vietnam (the “G1 Territory”). The license agreement also provides the Company with a non-exclusive license in the G1 Territory to manufacture lerociclib for purposes of obtaining regulatory approval for, and commercialization of lerociclib for the treatment, using an oral-only dosage administration, by continuous administration for any and all indications in humans through the inhibition of CDK4/6 outside of the G1 Territory.

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

The Company evaluated the license agreement with G1 under ASC 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition.

Aumolertinib — Hansoh

In July 2020, the Company entered into a collaboration and license agreement with Hansoh (Shanghai) Healthtech Co., LTD. and Jiangsu Hansoh Pharmaceutical Group Company LTD. (“Hansoh”) (as amended as of December 14, 2021) under which it acquired an exclusive license for the research, development, and commercialization of aumolertinib, a third-generation, irreversible epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor (TKI), worldwide, with the exception of mainland China, Hong Kong, Macau and Taiwan (the “Hansoh Territory”). The license agreement also provides the Company with a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory.

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

The Company evaluated the license agreement with Hansoh under ASC 805 and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. During the three months ended March 31, 2023, the Company recognized $0.5 million of research and development expenses in the condensed consolidated statement of operations and comprehensive income (loss) upon the achievement of certain development milestones.

Sugemalimab/Nofazinlimab — CStone

In October 2020, the Company entered into a license agreement with CStone Pharmaceuticals (“CStone”) (as amended as of August 15, 2022) under which it acquired an exclusive license for the research, development, and commercialization of CStone’s sugemalimab, an anti-PD-L-1 monoclonal antibody, and nofazinlimab, an anti-PD-1 monoclonal antibody, worldwide, with the exception of mainland China, Taiwan, Hong Kong and Macau (the “CStone Territory”). On May 8, 2023, the Company provided written notice to CStone of its termination of the license agreement.

Under the terms of the license agreement, the Company received an exclusive license to develop sugemalimab and nofazinlimab for any and all uses at its own cost and expense in the Company’s territory. The Company was obligated to make an upfront non-refundable, non-creditable payment of $150.0 million, including $10.0 million as CStone received notification that the U.S. Food and Drug Administration (“FDA”) designated sugemalimab as a breakthrough therapy. If the Company had succeeded in developing and commercializing sugemalimab, CStone would have been eligible to receive (i) up to $107.5 million in development and regulatory milestone payments, and (ii) up to $565.0 million in sales milestone payments. If the Company had succeeded in developing and commercializing nofazinlimab, CStone would have been eligible to receive (i) up to $75.0 million in development and regulatory milestone payments, and (ii) up to $405.0 million in sales milestone payments.

CStone was also eligible to receive royalties on worldwide (excluding the CStone Territory) net sales of any products containing sugemalimab and nofazinlimab ranging from low teens to high teens for sugemalimab and from mid-single digits to low teens for nofazinlimab, subject to potential reduction following the launch of certain generic products. The royalties for sugemalimab and nofazinlimab would have expired on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in such country, (ii) the expiration of all regulatory exclusivities for sugemalimab and nofazinlimab in such country, and (iii) 11 years following the first commercial sale of sugemalimab or nofazinlimab in such country.

The Company was responsible for the costs associated with the development and regulatory approvals of sugemalimab and nofazinlimab in its territory. The Company was also required to reimburse CStone for certain mutually agreed development costs CStone incurs in the Company’s territory following the execution of the license agreement. Additionally, during the term of the license agreement, either party was able to propose the development of a combination study with sugemalimab or nofazinlimab. If both parties agreed to participate in the combination study, the costs incurred would have been split between the two parties based upon the terms provided for in a separate written agreement detailing each party’s rights and obligations with respect to the development of the combination regimen.

The Company had the right to terminate the license agreement with CStone for any or no reason upon providing prior written notice to CStone, which it did on May 8, 2023. Either party could also terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach. Either party could also terminate the agreement in its entirety upon certain insolvency events involving the other party.

The Company evaluated the license agreement with CStone under ASC 805 and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore accounted for it as an asset acquisition.

Other Licenses

The Company has two other license agreements under which it acquired exclusive licenses for the research, development and commercialization of preclinical and clinical compounds from pharmaceutical and/or biotechnology companies (the “Preclinical/Clinical Assets”).

Under the terms of the license agreements, the Company received exclusive licenses to develop the Preclinical/Clinical Assets at its own cost and expense in the Company’s territory. The Company was obligated to make aggregate upfront non-refundable, non-creditable payments of $7.5 million through March 31, 2023. Excluding the Lynk license agreement discussed below, if the Company succeeds in developing and commercializing the remaining preclinical compound, the Company may be required to pay (i) up to $32.5 million in development milestone payments, (ii) up to $73.0 million in regulatory milestone payments, and (iii) up to $225.0 million in sales milestone payments. Additionally, the Company may be required to pay royalties on worldwide net sales of any products containing the remaining preclinical compound which range from mid-single digits to high-single digits, subject to potential reduction following the launch of certain generic products. The royalties will expire on a product-by-product and country-by-country basis.

The Company has the right to terminate the license agreements for the Preclinical/Clinical Assets for any or no reason with prior written notice, and either party may terminate the license agreements in their entirety for the other party’s material breach if such party fails to cure the breach. Either party may also terminate the agreements in their entirety upon certain insolvency events involving the other party.

The Company evaluated the license agreements under ASC 805 and concluded that the transactions did not meet the requirements to be accounted for as a business combination and therefore were accounted for as asset acquisitions. During the three months ended March 31, 2022, the Company recognized $5.0 million of research and development expense in the condensed consolidated statement of operations and comprehensive income (loss) upon the achievement of certain development and regulatory milestones.

In April 2020, the Company entered into a license agreement with Lynk Pharmaceutical (Hangzhou) Co., Ltd. (“Lynk”) (as amended as of September 14, 2022). On May 8, 2023, the Company provided written notice to Lynk of its termination of the license agreement. If the Company had achieved the development and commercialization milestones under the Lynk license agreement, Lynk would have been eligible to receive up to $13.0 million in development milestone payments, (ii) up to $39.0 million in regulatory milestone payments, and (iii) up to $120.0 million in sales milestone payments. Additionally, Lynk would have been entitled to royalty payments under the license agreement.

Discovery Collaboration Agreements

The Company has entered into a number of discovery collaboration agreements pursuant to which the Company agreed to collaborate with certain collaboration partners (the “Partners”), leveraging the Partners’ artificial intelligence capabilities to identify, discover and develop innovative therapeutics for agreed upon targets, in order to further expand the Company’s pipeline of therapies (the “Collaboration Agreements”).

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

The terms of the Collaboration Agreements will generally continue throughout the development and commercialization of the Collaboration Products, on a product-by-product basis, until the expiration of the last payment obligation by one of the parties to the other or their earlier termination. The Company generally has the right to terminate the Collaboration Agreements for any or no reason upon providing prior written notice.

The Collaboration Agreements are considered to be within the scope of ASC 808, Collaborative Arrangements, as the agreements represent a joint operating activity and both the Partners and the Company are active participants and exposed to the risks and rewards. The Company has evaluated the Collaboration Agreements and determined they do not fall within the scope of ASC 606, Revenue from Contracts with Customers, as the Partners do not meet the definition of a customer. During the three months ended March 31, 2023 and 2022,  the Company recognized approximately $7.6 million and $8.8 million, respectively, of research and development expenses associated with Collaboration Agreements in its condensed consolidated statements of operations and comprehensive income (loss).

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s leases primarily relate to operating leases of rented office properties. As of March 31, 2023, the Company had office space lease agreements in place for real properties in Cambridge, Massachusetts and London, United Kingdom.

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

Pursuant to the Lease Agreement, the Company paid an initial annual base rent of $2.5 million, which base rent would increase after every twelve-month period during the lease term to $2.7 million for the last twelve-month period (the “Base Rent”). Pursuant to the Amended Lease Agreement, the Base Rent decreased subsequent to the Original Term Date to an equivalent of an annual base rent of approximately $2.5 million. The Company has also agreed to pay its proportionate share of operating expenses and property taxes for the building in which the leased space is located. The Lease Agreement provided the Company with an improvement allowance of up to $1.0 million. Upon payment to the Company of the improvement allowance, the Lease Agreement provided that the annual Base Rent would be increased by the total amount drawn and amortized on a straight-line basis over the balance of the lease term such that the full amount of the allowance drawn would be reimbursed to Surface as of the last regularly scheduled Base Rent payment date.

During the year ended December 31, 2020, the Company completed a buildout of the leased office space and received the $1.0 million improvement allowance from Surface in January 2021. The Company determined that it owns the leasehold improvements and, as such, reflected the $1.0 million leasehold improvement as property and equipment in the condensed consolidated balance sheet.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

		Three months ended March 31,
	Classification	2023	2022
Operating lease costs	Research and development	$396	$337
	General and administrative	304	315
Variable lease costs(1)	Research and development	116	101
	General and administrative	104	94
Total lease costs		$920	$847
(1)	Variable lease costs include the Company’s proportionate share of operating expenses, property taxes, utilities and parking for the buildings in which the leased spaces are located.

The Company made cash payments of $1.0 million and $1.0 million under lease agreements during the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the Company was not party to any litigation.

13. INCOME TAXES

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets and liabilities in the United States. For the three months ended March 31, 2023 and 2022, the Company recognized no provision for income taxes in the United States. The foreign provision for income taxes was immaterial for the three months ended March 31, 2023 and 2022.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

14. NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2023	2022
Net income (loss)	$(82,551)	$20,726
Less: income allocable to participating securities	—	(692)
Income (loss) allocable to common shares	$(82,551)	$20,034
Add back: undistributed earnings allocable to participating securities	—	692
Less: undistributed earnings reallocated to participating securities	—	(663)
Numerator for diluted earnings per share	$(82,551)	$20,063

Basic weighted average common shares outstanding	480,010,594	470,627,083
Effect of dilutive securities	—	21,165,069
Diluted weighted-average common shares outstanding	480,010,594	491,792,152

Net income (loss) per share, basic	$(0.17)	$0.04
Net income (loss) per share, diluted	$(0.17)	$0.04

The Company’s potentially dilutive securities include Warrants, Earn-Out Shares, options to purchase common stock, restricted stock units and unvested restricted common stock. These potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2023, as the effect would be to reduce the net loss per share.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2023	2022
Outstanding Warrants	19,733,290	19,733,290
Outstanding stock options	40,263,297	21,596,206
Unvested restricted stock units	825,707	—
Earn-Out Shares	50,000,000	50,000,000
Unvested restricted stock	6,527,948	—

15. SUBSEQUENT EVENTS

In May 2023, the Company announced a strategic reset of EQRx’s business to focus on clinically differentiated, high-value medicines. Accordingly, the Company is aligning its organization to its new strategy, including a decrease in headcount of approximately 170 positions, resulting from a reduction in force and not filling positions following previous departures, as well as the termination of the license agreements with CStone and Lynk, as further disclosed in note 11. In relation specifically to the May 2023 reduction in force and the termination of the license agreements with CStone and Lynk, the Company will incur certain restructuring payments, such as employee-related termination costs and contract termination costs which it currently estimates to be between $15.0 million and $21.0 million. These amounts are expected to be substantially paid by the end of 2023. As the actions are implemented, the Company will re-evaluate the estimated restructuring payments and will finalize the estimated restructuring charge, consistent with GAAP. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we,” “us,” “EQRx” and the “company” refer to EQRx, Inc. and its consolidated subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. See the section under the heading “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed under the heading “Summary of Risk Factors” and below in Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q and as set forth under “Risk Factors” in Part I, Item 1.A. of our Annual Report for the year ended December 31, 2022 as filed with the SEC on February 23, 2023, or the 2022 Annual Report. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and accompanying notes thereto included in the 2022 Annual Report.

Overview

We are a biopharmaceutical company committed to developing and commercializing innovative medicines for some of the most prevalent disease areas.

Our lead product candidate, lerociclib, is a novel, oral, and selective small molecule cyclin-dependent kinase (CDK) 4/6 inhibitor in development for use in combination with endocrine therapy. The lead indications being explored are hormone receptor positive (HR+)/human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer (mBC) and first-line treatment of advanced/metastatic or recurrent low grade endometrioid endometrial cancer (mEC).

Lerociclib has been studied clinically in patients with metastatic breast cancer and shown to be highly active with an encouraging tolerability profile in combination with endocrine therapy. In December 2021, we initiated an open-label Phase 2 multiregional trial evaluating lerociclib in combination with standard endocrine therapy for the first-line (1L) or second-line (2L) treatment of HR+/HER2- advanced breast cancer. The primary and secondary objectives of the trial are to evaluate the safety and tolerability of lerociclib and to investigate the efficacy of lerociclib in combination with endocrine therapy. This trial has clinical sites located in the United States, Europe and Mexico and aims to enroll approximately 100 patients. Enrollment is near completion. In April 2023, we initiated a multiregional, randomized, double-blind Phase 3 trial to evaluate lerociclib with letrozole versus letrozole for the 1L treatment of advanced/metastatic or recurrent low grade endometrioid endometrial cancer. The primary endpoint is progression-free survival (PFS), as based on RECIST v1.1 and assessed by blinded independent central review (BICR), and the key secondary endpoint is overall survival (OS). This trial will have clinical sites located in the United States, Europe and multiple other countries globally and aims to enroll approximately 320 patients.

In addition, we continue to advance our early-stage research and development (R&D) programs through collaborations with leading drug engineering companies, with a focus on assets with clear potential for market-leading differentiation.

In May 2023, we announced actions to reset our business to focus on clinically differentiated, high-value medicines, including:

●	Seeking commercialization partnerships for aumolertinib (third-generation epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor), outside Greater China, where Hansoh Pharma retains rights. Marketing authorization applications (MAAs) for aumolertinib for use in the treatment of EGFR-mutated non-small cell lung cancer (NSCLC) are under review by both the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) for a Great Britain (GB) license and the European Medicines Agency (EMA) for a European Union (EU) wide license. A U.S.-led, randomized, three-arm Phase 3b clinical trial (TREBLE), evaluating the safety and efficacy of aumolertinib in combination with chemotherapy versus aumolertinib and osimertinib reference arms for the first-line treatment of EGFR-mutated NSCLC, is ongoing.
●	We provided notice to CStone Pharmaceuticals (CStone) of our termination of the license agreement for sugemalimab and nofazinlimab. CStone will regain rights for the research, development and commercialization of sugemalimab and nofazinlimab outside of Greater China. EQRx and CStone are in discussions regarding our respective transition obligations.
●	We provided notice to Lynk Pharmaceutical (Hangzhou) Co., Ltd. (Lynk) of our termination of the license agreement for EQ121 (JAK-1 inhibitor). Lynk will regain rights for the research, development and commercialization of EQ121 outside of Greater China.
●	We continue to advance our early-stage research and development programs through collaborations with leading drug engineering companies, with a focus on assets with clear potential for market-leading differentiation. Consistent with the portfolio reset, we plan to terminate those that do not have the clear potential for differentiation.

●	We plan to separate our early-stage, potentially differentiated immune-inflammatory research and development programs from our oncology business into a new wholly-owned subsidiary and intend to explore its path as an independent company and pursue additional funding options.
●	We are decreasing our headcount by approximately 170 positions, resulting from a reduction in force and not filling positions following previous departures.

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

Since inception, we have focused primarily on organizing and staffing, business planning, raising capital, acquiring product candidates, conducting research and development activities for our programs, securing related intellectual property, and establishing strategic collaborations with payers and health systems.

Since inception, we have incurred significant operating losses. Our operating losses were $101.8 million and $85.7 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $610.1 million as of March 31, 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we seek regulatory approvals for our pipeline candidates, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as ensure we have adequate personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (SEC), director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities and the status of our pipeline.

Restructuring

In February 2023, we announced a reduction in force to further increase operational efficiencies and streamline expenses. As a result, we recognized a charge for employee-related termination costs in the first quarter of 2023 of $3.6 million, including $0.1 million of non-cash gain related to the modification of stock-based compensation awards. The employee-related termination costs of $3.7 million will be paid by the end of 2023.

In relation to our May 2023 reduction in force, as well as the termination of our license agreements with CStone and Lynk, we will incur certain restructuring payments, such as employee-related termination costs and contract termination costs which we currently estimate to be between $15.0 million and $21.0 million. These amounts are expected to be substantially paid by the end of 2023. As the actions are implemented, we will re-evaluate the estimated restructuring payments and will finalize the estimated restructuring charge, consistent with GAAP. We also expect to incur additional costs as we complete the wind-down of various activities related to the terminations of the license agreements with CStone and Lynk and may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the other May 2023 strategic decisions. Therefore, we currently estimate total restructuring costs for 2023 will be in the range of $45.0 million to $55.0 million.

Financial Overview

Revenue

To date, we have not recognized any revenue, including from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, or we out-license (including sublicense) our product candidates through agreements with third parties, we may generate revenue in the future. However, there can be no assurance as to when we will generate such revenue, if at all.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, salaries and benefits, and third-party licensing fees. We expense research and development costs as incurred, which include:

●	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, and other related costs for those employees involved in our research and development efforts;
●	external research and development expenses incurred under agreements with contract research organizations as well as consultants that conduct our preclinical studies and development services;
●	costs incurred under our collaboration agreements;

●	costs related to manufacturing material for our preclinical and clinical studies;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, utilities and insurance.

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

The following table summarizes our research and development expenses (in thousands):

	Three months ended
	March 31,
	2023	2022
Lerociclib	$6,145	$1,931
Aumolertinib	14,545	5,085
Sugemalimab	11,963	7,794
Nofazinlimab	514	717
EQ121	870	7,278
Preclinical assets	7,558	8,755
Unallocated other research and development expenses	13,259	7,891
Unallocated compensation expense	16,079	13,977
Total research and development expenses	$70,933	$53,428

The successful development of our product candidates is highly uncertain. For example, in May 2023 we provided notices to terminate our license agreements for sugemalimab, nofazinlimab and EQ121. We expect research and development expenses associated with lerociclib will increase in 2023 as we continue the development of the product candidate. However, we expect research and development expenses will decrease overall as compared to expenses incurred in 2022 due to the February 2023 and May 2023 actions, including the February 2023 and May 2023 reductions in force.  We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We expect that our expenses for indications we continue to pursue will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to further discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. See Item 1A, "Risk Factors" in the 2022 Annual Report as supplemented by Part II, Item 1A. “Risk Factors” herein as well as those risk factors under the caption “Summary of Risk Factors” for additional information on risk factors that could impact the discovery, development and regulatory approval of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs for our executive and administrative functions. General and administrative expenses also include professional services, including legal, accounting and audit services and other consulting fees, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

We expect that we will incur additional accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. In addition, if and when we obtain regulatory approval for our product candidates, we expect to incur additional expenses related to the building of our team to support product sales and distribution activities. Overall, we anticipate that our general and administrative expenses will decrease due to the cost reduction measures included in the restructuring implemented in the first and second quarters of 2023.

Restructuring Expenses

Restructuring expenses consist of employee termination costs related to the February 2023 reduction in force.

Other Income (Expense)

Change in Fair Value of Contingent Earn-Out Liability

Change in fair value of contingent earn-out liability includes the changes in fair value of the Earn-Out Shares, which were classified as liabilities as part of the consideration for the business combination with CM Life

Sciences III, Inc. (CMLS III) pursuant to the definitive merger agreement dated August 5, 2021 by and among the former EQRx, Inc. (the Legacy EQRx), CMLS III and Clover III Merger Sub, Inc. (the Merger Agreement) that closed on December 17, 2021 (the Business Combination).

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

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three months ended
	March 31,
	2023	2022	Change
Operating expenses:
Research and development	$70,933	$53,428	$17,505
General and administrative	27,277	32,263	(4,986)
Restructuring	3,588	—	3,588
Total operating expenses	101,798	85,691	16,107
Loss from operations	(101,798)	(85,691)	(16,107)
Other income (expense):
Change in fair value of contingent earn-out liability	1,929	101,774	(99,845)
Change in fair value of warrant liabilities	1,888	3,947	(2,059)
Interest income, net	15,442	182	15,260
Other income (expense), net	(12)	514	(526)
Total other income, net	19,247	106,417	(87,170)
Net income (loss)	$(82,551)	$20,726	$(103,277)

Research and Development Expenses

Research and development expenses were $70.9 million for the three months ended March 31, 2023, compared to $53.4 million for the three months ended March 31, 2022. The increase of $17.5 million was primarily driven by a $13.1 million increase in discovery, preclinical and clinical development costs, a $6.1 million increase in consulting and professional fees primarily related to MAA preparation and inspection readiness associated with the regulatory filing and review processes in Europe, a $2.1 million increase in employee-related expenses driven by growth in our research and development headcount to support the development of our pipeline, partially offset by a $4.5 million decrease in milestone fees as the first three months of 2022 included $5.0 million of milestone fees for achieving certain developmental milestones under the license agreement with Lynk.

General and Administrative Expenses

General and administrative expenses were $27.3 million for the three months ended March 31, 2023, compared to $32.3 million for the three months ended March 31, 2022. The decrease of $5.0 million was primarily driven by a $1.9 million decrease in consulting and professional fees, a $1.4 million decrease in information technology, facilities, overhead allocations and other expenses, and a $1.0 million decrease in employee-related expenses.

Restructuring Expenses

Restructuring expenses were $3.6 million for the three months ended March 31, 2023, comprised of $3.7 million of severance and other employee-related termination costs and $0.1 million of stock-based compensation modification gain. We did not incur restructuring expenses in 2022.

Other Income, Net

Total other income, net was $19.2 million for the three months ended March 31, 2023, compared to total other income, net of $106.4 million for the three months ended March 31, 2022. The decrease of $87.2 million was primarily due to a decrease of $101.9 million in non-cash gain related to the remeasurement of the contingent earn-out liability and warrant liabilities as of March 31, 2023, primarily reflecting the overall decrease in our stock price, partially offset by interest income from our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net operating losses and we have not yet commercialized any products. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and common stock. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Legacy EQRx Series A convertible preferred stock, the business combination and the concurrent PIPE Financing completed in 2021. As of March 31, 2023, we had cash, cash equivalents, short-term investments and restricted cash of $1.3 billion.

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments on hand as of March 31, 2023 of $1.3 billion will enable us to fund our operating expenses and capital expenditure requirements into 2028, based on certain assumptions regarding our development programs and business development plans. We have based this estimate on assumptions that may prove to be wrong and may change, and we could expend our capital resources sooner than we expect or slow our spend such that it will last beyond 2028.

We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approvals, advance our product candidates, pursue commercialization of any approved product candidates and advance other candidates in our pipeline through preclinical and clinical development. In addition, we expect to incur additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	the outcome, timing and costs of meeting regulatory requirements established by the FDA, the EMA, the MHRA and other regulatory authorities;

●	the progress of our efforts to acquire, in-license or sub-license rights to, or otherwise discover (alone or in partnership) additional product candidates;
●	the timing and amount of milestone and royalty payments that we are required to make or are eligible to receive under our current or future collaboration and license agreements;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs and timing of completion of commercial-scale manufacturing activities;
●	efforts to develop and maintain our commercialization strategy;
●	the scope, progress, results and costs of our research programs and development of any additional product candidates that we may pursue;
●	our headcount size and associated costs as we continue our research and development efforts and potentially establish our commercial infrastructure;
●	the costs of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the costs of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the revenue, if any, received from commercial sales of aumolertinib and lerociclib (subject to receipt of marketing approvals therefor) and any other product candidates for which we receive marketing approval; and
●	the costs of operating as a public company.

Until such time, if ever, as we generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock and other securities. Market volatility resulting from global economic and financial markets uncertainty, such as high inflation or the recent bank failures or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant third parties rights to develop and market our product candidates even for product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods (in thousands):

	Three months ended
	March 31,
	2023	2022
Net cash used in operating activities	$(85,546)	$(53,938)
Net cash used in investing activities	(40,359)	(13)
Net cash provided by (used in) financing activities	127	(1,323)
Net decrease in cash, cash equivalents and restricted cash	$(125,778)	$(55,274)

Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income (loss) for non-cash operating items such as gain (loss) from change in fair value of contingent earn-out and warrant liabilities, and stock-based compensation, as well as changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Cash used in operating activities for the three months ended March 31, 2023, was $85.5 million and consisted of net loss of $82.6 million plus non-cash adjustments of $8.4 million, partially offset by a net change in our operating assets and liabilities of $5.4 million. Non-cash items primarily included $3.8 million of gain from change in fair value of contingent earn-out and warrant liabilities, $12.3 million of net amortization of investment premiums and discounts, partially offset by $7.6 million of stock-based compensation expense. The net cash provided by changes in our operating assets and liabilities of $5.4 million was primarily due to a $7.2 million increase in accrued expenses and a $1.1 increase in accounts payable, partially offset by a $2.9 million increase in prepaid expenses and other assets.

Cash used in operating activities for the three months ended March 31, 2022, was $53.9 million and consisted of net income of $20.7 million minus non-cash adjustments of $92.6 million, partially offset by changes in our operating assets and liabilities of $17.9 million. Non-cash items primarily included $105.7 million of gains from change in fair value of contingent earn-out and warrant liabilities, partially offset by $12.9 million of stock-based compensation expense. The net cash provided by changes in our operating assets and liabilities of $17.9 million was primarily due to a $19.0 million increase in accrued expenses.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 of $40.4 million consisted primarily of $628.5 million of purchases of short-term available-for-sale securities, partially offset by proceeds of $588.6 million from maturities of investments.

Cash used in investing activities for the three months ended March 31, 2022 was less than $0.1 million, and consisted of purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $0.1 million and consisted of proceeds from the issuance of common stock upon the exercise of stock options.

Cash used in financing activities for the three months ended March 31, 2022 was $1.3 million, and consisted primarily of offering costs paid in connection with the Business Combination.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes to the financial statements in the 2022 Annual Report. There have been no material changes to these critical accounting policies and estimates through March 31, 2023 from those discussed in the 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents, short-term investments and restricted cash of $1.3 billion and $1.4 billion as of March 31, 2023 and December 31, 2022, respectively, which consisted of cash, money market funds and marketable debt securities (including U.S. treasury bills, U.S. agency securities, commercial paper and corporate notes). Due to the nature, including low risk and short-term maturities, of our cash equivalents and investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

In connection with the Business Combination with CMLS III, on September 30, 2021, a putative stockholder of CMLS III, Anthony Franchi, filed a lawsuit naming CMLS III and certain of its directors in the Delaware Court of Chancery, captioned Franchi v. CM Life Sciences III Inc., CA No. 2021- 0842 (the Action). The complaint alleged that the holders of CMLS III Class A common stock had been denied a right to vote as a separate class on a proposed amendment to CMLS III’s charter to increase the authorized shares of Class A common stock (the Charter Amendment Proposal). The complaint asserted claims for violation of Section 242(b)(2) of the Delaware General Corporation Law and for breach of fiduciary duty against certain of the director defendants. The complaint sought preliminary and final injunctive relief enjoining the vote on the Charter Amendment Proposal, damages, and the costs and expenses of the litigation, including a reasonable allowance of fees and costs for plaintiff’s attorneys, along with other relief. On October 18, 2021, the plaintiff filed a motion for preliminary injunction seeking to enjoin the CMLS III stockholder vote on the Charter Amendment Proposal. On October 29, 2021, CMLS III and the Company amended the Merger Agreement to add a provision requiring the affirmative vote of the holders of a majority of the shares of CMS III Class A common stock then outstanding and entitled to vote thereon, voting separately as a single series, for the Charter Amendment Proposal.

On October 4, 2022, the Court of Chancery entered a stipulated order pursuant to which plaintiff voluntarily dismissed the Action as moot and to retain jurisdiction to determine plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses, but without prejudice as to any other putative class member. The Court of Chancery retained jurisdiction solely for the purpose of deciding the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the corrective actions. On October 20, 2022, plaintiff’s counsel filed a brief in support of its fee application for an award of attorneys’ fees and reimbursement of expenses. Following negotiation, the parties reached agreement to fully resolve the fee application, pursuant to which we have paid plaintiff’s counsel a fee of $0.8 million. On March 8, 2023, the Court of Chancery issued an order closing the Action.

ITEM 1A. RISK FACTORS

Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2022 Form 10-K other than as set forth below.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In March 2023, a number of banks (e.g., Silicon Valley Bank (SVB), Signature Bank and Silvergate Capital Corp.) were placed into receivership, followed by First Republic Bank in May 2023. Although the Federal Deposit Insurance Corporation (FDIC) and others have taken steps to reduce risk to uninsured depositors, borrowers under credit agreements, letters of credit and certain other financial instruments with such banks or any other financial institutions that are placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Even though we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors affecting the financial services industry or economy in general, such as these recent bank failures. These factors could also include, among others, liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry and the supervision thereof. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, which could have a material adverse effect on our liquidity and on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended March 31, 2023:

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number		Purchased as part of	Shares (or Units) that May Yet
	of Shares (or Units)	Average Price	Publicly Announced	Be Purchased Under the Plans
Period	Purchased(1)	Paid Per Share (or Unit)	Plans or Programs	or Programs
January 2023	—	$—	—	$—
February 2023	—	—	—	—
March 2023	273,519	0.0002	—	—

(1) Pursuant to restricted stock purchase agreements that are further disclosed in note 10 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we, at our discretion, have the right to repurchase unvested shares if the holder’s relationship with our company is terminated at the lesser of the original purchase price of the shares, or the fair value of the shares at repurchase. During the quarter ended March 31, 2023, we repurchased 273,519 shares under this authority.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 20, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed December 20, 2021).
31.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date:May 8, 2023
	By:	/s/ Melanie Nallicheri
Melanie Nallicheri
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)