Form 10-Q
period 2023-06-30
EQRx, Inc.
filed 2023-08-08
CIK 1843762

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2023, the registrant had 487,415,001 shares of common stock, $0.0001 par value, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our plans and expectations regarding the proposed acquisition of our company (the Merger) by Revolution Medicines, Inc. (Revolution Medicines) in an all stock transaction pursuant to that certain Agreement and Plan of Merger dated July 31, 2023 by and among our company, Revolution Medicines and the merger subsidiary parties thereto (the Merger Agreement);
●	our undertakings with respect to our product portfolio and collaboration arrangements in the Merger Agreement, including the timing of and costs or charges associated with our reductions in force and license agreement terminations, and wind-downs of partnerships and programs, including terminating or opting out of certain research and development (R&D) programs, as well as the associated effects on our cash burn; and
●	our ability to continue as a stand-alone business if the proposed Merger is not successful, including the need to rebuild our business, pursue an alternative transaction or the potential dissolution and liquidation of our company.

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

SUMMARY OF RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. This summary does not address all these risks. These risks are more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 23, 2023 as supplemented by the risks described under “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. Further, there are additional risks not described below that are either not currently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or the market price of our securities.

●	The announcement and pendency of the Merger could adversely affect our business, prospects, financial condition, and results of operations.
●	While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including an obligation to use reasonable best efforts to conduct our business consistent with a mutually agreed operating and capital expenditure budget. Moreover, pursuant to the Merger Agreement, we have agreed to take steps to wind down and terminate our current product pipeline and other R&D activities, which will have consequences for our business, financial condition and results of operations should the proposed Merger not be consummated.
●	The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.
●	Litigation against us, Revolution Medicines, or the members of our respective boards or management teams, could prevent or delay the completion of the Merger.
●	The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.
●	If the Merger is not consummated by 12:00 a.m. Eastern Time on January 31, 2024, either we or Revolution Medicines may terminate the Merger Agreement, subject to certain exceptions.
●	If the Merger is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	If the Merger is not consummated, and we attempt to rebuild our drug development business activities, we may be unable to attract, acquire and retain third-party collaborators, particularly as we recently took steps or are taking steps to terminate or opt-out of our existing collaborations, or we may fail to do so in an effective manner.
●	We had previously terminated our license agreements with CStone Pharmaceuticals (Cstone) and Lynk Pharmaceutical (Hangzhou) Co., Ltd. (Lynk), recently provided notices to terminate our license agreements with G1 Therapeutics, Inc. (G1) and Hansoh (Shangai) Healthtech Co. Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (collectively, Hansoh) pursuant to the Merger Agreement, and have taken or plan to take steps to terminate or opt-out of our discovery collaboration agreements; accordingly, we are no longer seeking regulatory approval nor actively developing any pipeline candidates as we pursue the Merger.
●	We do not have any products approved for commercial sale and have not generated any revenue to date. Given the wind-down of our programs as described herein, if the Merger is consummated, we do not expect that we will ever become profitable as a stand-alone business. If the Merger is not consummated and we determine whether to rebuild our portfolio or pursue an alternative transaction, there is no guarantee we will succeed in such efforts.
●	Drug development is a lengthy, expensive and uncertain process. If the Merger is not consummated, and we attempt to rebuild a product pipeline following our planned wind-down of our existing pipeline pursuant to the Merger Agreement, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of a product candidate. Additionally, we may have difficulty entering into new relationships and agreements with licensing partners, other collaborators, and other relevant third parties following the planned termination of our existing relationships. Even if we are successful in establishing such new relationships and achieve positive clinical trial results, there is no guarantee that any product candidates will be approved. Our competitors may also obtain FDA or other regulatory approval for their products sooner than we may obtain approval for ours and for multiple indications in parallel, which could require us to undertake additional trials and also result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. If we experience delays in obtaining data from our licensing partners, their other licensees or other collaborators, or other relevant third parties, or we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have never successfully completed the regulatory approval process for any of our product candidates, and we may be unable to do so for any product candidates, particularly after the wind-down of our existing programs pursuant to the Merger Agreement. Even if we are successful in obtaining regulatory approval in one indication or jurisdiction for a product candidate, it does not guarantee that we will be able to obtain pricing or reimbursement approval in such jurisdiction, that our products will be broadly adopted in such jurisdiction, or that we will be able to obtain regulatory approval in any other indication or jurisdiction. Further, even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	Our financial projections are subject to significant risks, assumptions, estimates and uncertainties, and our actual results may differ materially.
●	Any product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	If we attempt to rebuild a development pipeline, and we (or our future collaboration and license partners, as applicable) are unable to obtain and maintain patent and other intellectual property protection for our technology and any product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to rebuild a development pipeline of and/or successfully commercialize our future technology and drugs may be impaired.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQRx, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share information)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$247,500	$494,136
Short-term investments	1,014,056	905,150
Prepaid expenses and other current assets	22,785	28,800
Total current assets	1,284,341	1,428,086
Property and equipment, net	2,316	2,627
Restricted cash	633	633
Right-of-use asset	2,660	3,804
Other investments	4,000	4,000
Other non-current assets	17,448	15,866
Total assets	$1,311,398	$1,455,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,586	$19,950
Accrued expenses	47,808	29,596
Lease liability, current	2,430	2,370
Total current liabilities	56,824	51,916
Non-current liabilities:
Contingent earn-out liability	2,494	7,160
Warrant liabilities	3,322	5,293
Lease liability, non-current	215	1,461
Restricted stock repurchase liability	225	324
Total liabilities	63,080	66,154
Commitments and contingencies (note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 537,471,119 and 538,549,210 shares issued as of June 30, 2023 and December 31, 2022, respectively; and 482,962,909 and 478,674,305 shares outstanding at June 30, 2023 and December 31, 2022, respectively	49	49
Additional paid-in capital	1,931,231	1,916,550
Accumulated other comprehensive income (loss)	134	(148)
Accumulated deficit	(683,096)	(527,589)
Total stockholders’ equity	1,248,318	1,388,862
Total liabilities and stockholders’ equity	$1,311,398	$1,455,016

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except share and per share information)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$43,574	$47,298	$114,507	$100,726
General and administrative	21,476	31,792	48,753	64,055
Restructuring	26,786	—	30,374	—
Total operating expenses	91,836	79,090	193,634	164,781
Loss from operations	(91,836)	(79,090)	(193,634)	(164,781)
Other income (expense):
Change in fair value of contingent earn-out liability	2,737	(8,205)	4,666	93,569
Change in fair value of warrant liabilities	83	1,184	1,971	5,131
Interest income, net	16,068	4,091	31,510	4,273
Other expense, net	(8)	(526)	(20)	(12)
Total other income (expense), net	18,880	(3,456)	38,127	102,961
Net loss	$(72,956)	$(82,546)	$(155,507)	$(61,820)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6	9	11	16
Unrealized holding gains (losses) on short-term investments	44	(2,042)	271	(2,042)
Comprehensive loss, net of tax	$(72,906)	$(84,579)	$(155,225)	$(63,846)
Net loss attributable to common stockholders - basic and diluted	$(72,956)	$(82,546)	$(155,507)	$(61,820)
Net loss per share - basic and diluted	$(0.15)	$(0.17)	$(0.32)	$(0.13)
Weighted average common shares outstanding - basic and diluted	482,119,498	473,058,458	481,070,872	471,849,487

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share information)

				Accumulated Other
	Common Stock		Additional Paid-in	Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	478,674,305	$49	$1,916,550	$(148)	$(527,589)	$1,388,862
Vesting of restricted common stock	1,956,530	—	49	—	—	49
Common stock issued upon exercise of stock options	199,109	—	127	—	—	127
Foreign currency translation adjustment, net of tax of $0	—	—	—	5	—	5
Stock-based compensation	—	—	7,592	—	—	7,592
Unrealized holding gains on short-term investments, net of tax of $0	—	—	—	227	—	227
Net loss	—	—	—	—	(82,551)	(82,551)
Balance at March 31, 2023	480,829,944	$49	$1,924,318	$84	$(610,140)	$1,314,311
Vesting of restricted common stock	1,965,437	—	49	—	—	49
Common stock issued upon exercise of stock options	167,528	—	74	—	—	74
Foreign currency translation adjustment, net of tax of $0	—	—	—	6	—	6
Stock-based compensation	—	—	6,790	—	—	6,790
Unrealized holding gains on short-term investments, net of tax of $0	—	—	—	44	—	44
Net loss	—	—	—	—	(72,956)	(72,956)
Balance at June 30, 2023	482,962,909	$49	$1,931,231	$134	$(683,096)	$1,248,318

Balance at December 31, 2021	469,369,433	49	1,873,289	1	(358,500)	$1,514,839
Vesting of restricted common stock	1,992,005	—	59	—	—	59
Common stock issued upon exercise of stock options	18,286	—	40	—	—	40
Foreign currency translation adjustment, net of tax of $0	—	—	—	7	—	7
Stock-based compensation	—	—	12,906	—	—	12,906
Net income	—	—	—	—	20,726	20,726
Balance at March 31, 2022	471,379,724	$49	$1,886,294	$8	$(337,774)	$1,548,577
Vesting of restricted common stock	2,343,703	—	49	—	—	49
Common stock issued upon exercise of stock options	353,999	—	466	—	—	466
Foreign currency translation adjustment, net of tax of $0	—	—	—	9	—	9
Stock-based compensation	—	—	9,988	—	—	9,988
Unrealized holding losses on short-term investments, net of tax of $0	—	—	—	(2,042)		(2,042)
Net loss	—	—	—	—	(82,546)	(82,546)
Balance at June 30, 2022	474,077,426	$49	$1,896,797	$(2,025)	$(420,320)	$1,474,501

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2023	2022
Operating activities:
Net loss	$(155,507)	$(61,820)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	14,382	22,894
Depreciation expense	472	639
Net amortization of premiums and discounts on investments	(24,829)	(1,339)
Change in fair value of contingent earn-out liability	(4,666)	(93,569)
Change in fair value of warrant liabilities	(1,971)	(5,131)
Non-cash lease expense	(43)	(327)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,433	1,821
Accounts payable	(12,920)	5,550
Accrued expenses	18,212	11,914
Net cash used in operating activities	(162,437)	(119,368)
Investing activities:
Purchases of property and equipment	(594)	(162)
Purchases of investments	(1,158,497)	(693,614)
Proceeds from maturities of investments	1,074,691	—
Net cash used in investing activities	(84,400)	(693,776)
Financing activities:
Transaction costs paid in connection with December 2021 Business Combination and PIPE Financing	—	(1,363)
Proceeds from the exercise of stock options	201	401
Net cash provided by (used in) financing activities	201	(962)
Decrease in cash, cash equivalents and restricted cash	(246,636)	(814,106)
Cash, cash equivalents and restricted cash, beginning of period	494,769	1,679,175
Cash, cash equivalents and restricted cash, end of period	$248,133	$865,069
Supplemental disclosure of non-cash activities
Receivable due from stock option exercises	$—	$105
Purchases of property and equipment in accounts payable	$—	$8

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

Notes to the Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS

EQRx, Inc. (“EQRx” or the “Company”) is a biopharmaceutical company committed to developing and commercializing innovative medicines for some of the most prevalent disease areas. The Company recently entered into the Merger Agreement (as defined below) and accordingly, has taken steps or is taking steps to wind down its product portfolio and research and development activities pursuant to the Merger Agreement.  Accordingly, it is no longer pursuing any product candidates in active clinical development.

Proposed Acquisition by Revolution Medicines

On July 31, 2023, EQRx, Revolution Medicines, Inc., (“Revolution Medicines”), Equinox Merger Sub I, Inc., a direct, wholly owned subsidiary of Revolution Medicines (“Merger Sub I”), and Equinox Merger Sub II LLC, a direct, wholly owned subsidiary of Revolution Medicines (“Merger Sub II”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain conditions, Merger Sub I will be merged with and into EQRx (the “First Merger”), with EQRx surviving the First Merger as a direct, wholly owned subsidiary of Revolution Medicines (the “Surviving Corporation”), and as soon as practicable following the First Merger, the Surviving Corporation will be merged with and into Merger Sub II, with Merger Sub II surviving as a direct, wholly owned subsidiary of Revolution Medicines (together with the First Merger, the “Mergers” or the “Merger”).

The boards of directors of each of EQRx and Revolution Medicines have approved the Merger Agreement and the transactions contemplated thereby. The EQRx board of directors’ approval was made upon the recommendation of a committee of independent directors.

At the effective time of the First Merger (the “Effective Time”), each share of common stock, par value $0.0001 per share, of EQRx (“EQRx Common Stock”) issued and outstanding immediately prior to the Effective Time (other than the shares that are held by EQRx in treasury or owned by Revolution Medicines, Merger Sub I, Merger Sub II or any wholly owned subsidiary of EQRx or Revolution Medicines) will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of common stock, par value $0.0001 per share, of Revolution Medicines (the “Parent Common Stock”) equal to the Exchange Ratio (as defined below) (such shares of Parent Common Stock, the “Merger Consideration”). The Merger Consideration will consist of a number of shares of Parent Common Stock to be issued (including in respect of converted EQRx in-the-money stock options, EQRx RSU awards and EQRx restricted stock awards) determined as follows: (i) 7,692,308 shares of Parent Common Stock, which was determined based on $200.0 million of the aggregate purchase price divided by $26.00 per share of Parent Common Stock; plus (ii) an additional number of shares of Parent Common Stock, which will be determined prior to the special meeting of stockholders of EQRx (the “EQRx Stockholders Meeting”) and will represent $870.0 million of the aggregate purchase price divided by the five trading day volume-weighted average price per share of Parent Common Stock ending on the sixth business day prior to the scheduled EQRx Stockholders Meeting (the “Pre-Meeting VWAP”), applying a six percent discount.

The “Exchange Ratio” will be determined by dividing the aggregate number of shares of Parent Common Stock to be issued as Merger Consideration by the number of shares of EQRx Common Stock outstanding immediately prior to the Effective Time, determined in accordance with the Merger Agreement. The number of shares of EQRx Common Stock outstanding for purposes of determining the Exchange Ratio will (i) take into account the number of shares of EQRx Common Stock subject to EQRx in-the-money stock options, EQRx RSU awards and EQRx restricted stock awards that will convert into shares of Parent Common Stock in the Merger, (ii) include 10% of the shares of EQRx Common Stock subject to Warrants (as defined in note 4) and (iii) include 10% of the shares of EQRx Common Stock subject to the Earn-Out Shares (as defined in note 4) (to the extent not waived by the applicable Earn-Out Service Provider (as defined in note 4)).

EQRx, Revolution Medicines, Merger Sub I and Merger Sub II each made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by EQRx to use reasonable best efforts to conduct its business consistent with a mutually agreed operating and capital expenditure budget and use commercially reasonable efforts to wind down certain mutually agreed programs, and to refrain from taking certain actions specified in the Merger Agreement.

The parties expect that the Merger will be completed in November 2023, subject to satisfaction of customary closing conditions, including approval by each of Revolution Medicines’ and EQRx’s stockholders.

Risks and Uncertainties

In addition to risks and uncertainties related to the Merger, including the risk that the Merger is not consummated, the Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, identification of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, establishment of relationships with strategic partners, and the ability to secure additional capital to fund operations.

Liquidity

The Company has limited operating history and anticipates that it will incur losses for the foreseeable future, particularly if the proposed Merger is not successful and it attempts to rebuild its internal infrastructure, identify and acquire product candidates, conduct the research and development of its product candidates, and seek marketing approval therefor. The Company incurred a net loss of $155.5 million for the six months ended June 30, 2023, which included non-cash income of $6.6 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at June 30, 2023, as compared to a net loss of $61.8 million for the six months ended June 30, 2022, which included non-cash income of $98.7 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at June 30, 2022.

As of June 30, 2023, the Company had cash, cash equivalents, short-term investments and restricted cash of $1.3 billion and an accumulated deficit of $683.1 million. The Company expects that its cash, cash equivalents, short-term investments and restricted cash as of June 30, 2023 will be sufficient to fund its obligations for at least 12 months from the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries EQRx International, Inc., EQRx Securities Holding Corporation, and two immaterial wholly-owned subsidiaries, one of which is a foreign subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”).

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these condensed consolidated financial statements include the accrual for research and development and manufacturing expenses, stock-based compensation expense, restructuring costs, the valuation of the contingent earn-out liability, and the fair value of private warrants. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2023 consisted of money market funds (see note 5).

Amounts included in restricted cash consist of cash held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility located in Cambridge, MA.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statement of cashflows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$247,500	$864,436
Restricted cash	633	633
Total cash, cash equivalents and restricted cash	$248,133	$865,069

4. BUSINESS COMBINATION

Summary of December 2021 Business Combination

EQRx, Inc., formerly known as CM Life Sciences III Inc. (“CMLS III”), was incorporated in Delaware on January 25, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 17, 2021 (the “Closing Date”), the Company consummated the merger transaction contemplated pursuant to a definitive merger agreement dated August 5, 2021 (the “DeSPAC Merger Agreement”), by and among the former EQRx, Inc. (“Legacy EQRx”), CMLS III and Clover III Merger Sub, Inc. (“SPAC Merger Sub”). As contemplated by the DeSPAC Merger Agreement, SPAC Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the merger as a wholly-owned subsidiary of CMLS III (such transactions, the “December 2021

Business Combination”). As a result of the December 2021 Business Combination, CMLS III was renamed EQRx, Inc., and Legacy EQRx was renamed EQRx International, Inc.

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

In connection with the December 2021 Business Combination, CMLS III entered into agreements with existing and new investors to subscribe for and purchase an aggregate of 120.0 million shares of common stock (the “PIPE Financing”) that resulted in gross proceeds of $1.2 billion upon the closing of the PIPE Financing. The closing of the December 2021 Business Combination was a precondition to the PIPE Financing.

Net Proceeds

In connection with the December 2021 Business Combination, the Company received net proceeds of $1.3 billion from the merger and related PIPE Financing. The following table summarizes the elements of the net proceeds from the December 2021 Business Combination and PIPE Financing transactions (in thousands):

Recapitalization
Cash - CMLS III's trust account and cash (net of redemptions)	$158,160
Cash - PIPE Financing	1,200,000
Less transaction costs and fees paid as of the Closing Date	(53,596)
Proceeds from the December 2021 Business Combination, net of transaction costs paid as of the Closing Date	1,304,564
Less transaction costs paid following the Closing Date	(1,363)
Net proceeds from the December 2021 Business Combination	$1,303,201

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

Earn-Out Shares allocated to Earn-Out Service Providers who held equity securities not subject to any vesting conditions or restrictions as of the Closing Date of the December 2021 Business Combination are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), as the Earn-Out Shares are not indexed to the common stock. Pursuant to ASC 815, these Earn-Out Shares were accounted for as a liability at the Closing Date of the December 2021 Business Combination and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

Earn-Out Shares allocated to Earn-Out Service Providers who held shares of common stock or options to purchase common stock that are subject to time-based vesting conditions or restrictions as of the Closing Date of the December 2021 Business Combination are accounted for in accordance with ASC Topic 718, Share-Based Compensation (“ASC 718”), as the Earn-Out Shares are subject to forfeiture based on the satisfaction of certain service conditions. Pursuant to ASC 718, these Earn-Out Shares were measured at fair value at the grant date (the Closing Date) and will be recognized as expense over the time-based vesting period with a credit to additional paid-in-capital.

5. FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$139,686	$—	$—	$139,686
Commercial paper (due within 90 days)	—	76,221	—	76,221
U.S. agency securities (due within 90 days)	—	29,976	—	29,976
Investments:
U.S. agency securities (due within 1 year)	—	511,399	—	511,399
Commercial paper (due within 1 year)	—	502,657	—	502,657
Total financial assets	$139,686	$1,120,253	$—	$1,259,939
Liabilities
Contingent earn-out liability	$—	$—	$2,494	$2,494
Warrant liabilities	1,859	1,463	—	3,322
Total financial liabilities	$1,859	$1,463	$2,494	$5,816

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$200,677	$—	$—	$200,677
Commercial paper (due within 90 days)	—	291,311	—	291,311
Investments:
U.S. treasury bills (due within 1 year)	—	63,807	—	63,807
U.S. agency securities (due within 1 year)	—	14,744	—	14,744
Commercial paper (due within 1 year)	—	814,732	—	814,732
Corporate notes (due within 1 year)	—	11,867	—	11,867
Total financial assets	$200,677	$1,196,461	$—	$1,397,138
Liabilities
Contingent earn-out liability	$—	$—	$7,160	$7,160
Warrant liabilities	2,961	2,332	—	5,293
Total financial liabilities	$2,961	$2,332	$7,160	$12,453

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

The Earn-Out Shares subject to liability accounting were valued using the following assumptions under the Monte Carlo simulation model:

	June 30,	December 31,
	2023	2022
Market price of public stock	$1.86	$2.46
Expected share price volatility	84.3%	58.5%
Risk-free interest rate	5.15%	4.42%
Estimated dividend yield	0.0%	0.0%

The change in the fair value of the contingent earn-out liabilities during the six months ended June 30, 2023 was as follows (in thousands):

Fair Value
Fair value as of December 31, 2022	$7,160
Change in fair value of earn-out liability	(4,666)
Fair value as of June 30, 2023	$2,494

6.  SHORT-TERM INVESTMENTS

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security (in thousands):

	June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities (due within 1 year)	511,274	134	(9)	511,399
Commercial paper (due within 1 year)	502,707	57	(107)	502,657
Total available-for-sale securities	$1,013,981	$191	$(116)	$1,014,056

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasury bills (due within 1 year)	$63,971	$—	$(164)	$63,807
U.S. agency securities (due within 1 year)	14,733	11	—	14,744
Commercial paper (due within 1 year)	814,772	247	(287)	814,732
Corporate notes (due within 1 year)	11,870	—	(3)	11,867
Total available-for-sale securities	$905,346	$258	$(454)	$905,150

There were no realized gains or losses on investments for the three or six months ended June 30, 2023 and 2022. There were 10 and 12 investments in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively. None of these investments was in an unrealized loss position for greater than 12 months as of June 30, 2023 or December 31, 2022. The unrealized losses on the Company’s available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of June 30, 2023 or December 31, 2022.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
External research and development	$15,241	$25,494
Accrued compensation	4,774	1,251
Accrued professional services	1,456	975
Accrued consulting	192	967
Restructuring	25,715	—
Other	430	909
Total accrued expenses	$47,808	$29,596

8. RESTRUCTURING

Under ASC 420, Exit or Disposal Cost Obligations, the Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Under ASC 712, Nonretirement Postemployment Benefits, and in accordance with existing benefit arrangements, future employee termination costs to be incurred in conjunction with involuntary separations are accrued when such separations are probable and estimable. When accruing these costs, the Company will recognize the amount within a range of costs that is the best estimate within the range.

In February 2023, the Company announced a reduction in force to further increase operational efficiencies and streamline expenses. As a result, the Company recognized a charge for employee-related termination costs in the first quarter of 2023 of $3.6 million, comprised of $3.7 million of severance and other personnel costs and $0.1 million of stock-based compensation modification gain. The severance and other personnel costs will result in cash outlays and will be paid by the end of 2023.

In May 2023, the Company announced a reset of its business to focus on clinically differentiated, high-value medicines, including a further decrease in headcount, as well as the termination of certain license agreements, as further disclosed in note 12. As a result, from the start of the May restructuring actions in the second quarter of 2023 through June 30, 2023, the Company incurred costs of $26.8 million. The Company estimates that substantially all of the cumulative pre-tax costs will result in cash outlays, primarily related to employee separation costs and contract termination costs and will be mostly paid by the end of 2023.

The following table summarizes the charges related to the 2023 restructuring activities by type of cost recorded in restructuring in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Separation costs (1)	$12,754	$—	$16,406	$—
Contract termination costs, net	10,956	—	10,956	—
Other (1)	3,076	—	3,012	—
Total restructuring costs	$26,786	$—	$30,374	$—

(1) Related to the February 2023 reduction in force, total restructuring costs recorded in the six months ended June 30, 2023 include $3.7 million of separation costs, and $0.1 million of other non-cash credits.

Separation costs are associated with actual headcount reductions and are cash-based expenses related to employee severance, benefits and other employee separation costs.

Contract termination costs, net are associated with the termination of certain license agreements, as further disclosed in note 12, costs to wind down various activities related to the terminations of these license agreements, and other contract termination costs, net of any non-cash benefits resulting from contract termination negotiations.

Other costs include write-offs of prepaids and other assets, as well as employee-related costs such as share-based compensation plan costs.

The following table summarizes the charges and spending relating to the 2023 restructuring activities:

	Separation costs	Contract termination costs	Other	Total
Restructuring reserves January 1, 2023	$—	$—	$—	$—
Expenses (1)	16,406	10,956	3,012	30,374
Payments (1)	(5,394)	(4,093)	—	(9,487)
Non-cash activity (1)	(247)	8,087	(3,012)	4,828
Restructuring reserves June 30, 2023 (1)	$10,765	$14,950	$—	$25,715

(1) Related to the February 2023 reduction in force, the Company incurred $3.7 million of expenses, of which $0.8 million have been paid to date and the remainder will be paid by the end of 2023 and $0.1 million of non-cash credits.

On August 1, 2023, the Company announced its plans to wind down its research and development programs and to initiate an additional phased company-wide reduction in force, as further disclosed in note 16.

9. WARRANTS

CMLS III issued the Public Warrants and Private Warrants, which have an exercise price of $11.50 and were deemed assumed by the Company in connection with the December 2021 Business Combination. In accordance with the warrant agreements, the Warrants became exercisable on January 16, 2022. The Warrants will expire five years after the completion of the December 2021 Business Combination, or earlier upon redemption or liquidation.

Subsequent to the December 2021 Business Combination, the Public Warrants and Private Warrants met liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the Warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the Warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants were classified as liabilities on the Company’s condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. As of June 30, 2023, no Warrants have been exercised or redeemed.

As of June 30, 2023, the following Warrants were outstanding:

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

The Warrants were valued on June 30, 2023 and December 31, 2022 using the listed trading price of $0.17 and $0.27, respectively.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon closing of the December 2021 Business Combination, pursuant to the terms of its Amended and Restated Certificate of Incorporation, the Company became authorized to issue 2,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of June 30, 2023.

Common Stock

Upon the closing of the December 2021 Business Combination, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company became authorized to issue 1,250,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the Company’s preferred stock.

As of June 30, 2023, 537,471,119 shares of common stock were issued, including 39,163,211 shares sold to Legacy EQRx’s founders, employees and advisors under restricted stock agreements (see note 11) that were exchanged in the December 2021 Business Combination for common stock, and 50,000,000 Earn-Out Shares.

11. STOCK-BASED COMPENSATION

In January 2020, Legacy EQRx’s board of directors and stockholders adopted the 2019 Stock Option and Grant Plan (the “2019 Plan”), which was assumed in the December 2021 Business Combination. On December 16,

2021, the Company’s board of directors and its stockholders adopted the 2021 Option Grant and Incentive Plan (the “2021 Plan”), which became effective upon the closing of the December 2021 Business Combination. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of the foregoing to employees, board members, consultants and advisors.

Upon completion of the December 2021 Business Combination, the Company ceased issuing awards under the 2019 Plan. The total number of shares of common stock that may be issued under the 2021 Plan was 59,353,357 at plan adoption (“Share Reserve”). The 2021 Plan provides that the Share Reserve will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation and Talent Development Committee (the “Annual Increase”). Share limits under the 2021 Plan are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under each of the 2021 Plan and the 2019 Plan will be added back to the Share Reserve. As of June 30, 2023, 89,012,555 shares remained available for future grant under the 2021 Plan, subject to the terms of the Merger Agreement.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options, restricted stock units and restricted common stock	$6,063	$5,281	$12,706	$10,065
Earn-Out Shares	727	4,707	1,676	12,829
Total stock-based compensation	$6,790	$9,988	$14,382	$22,894

Research and development	$2,425	$3,632	$5,175	$7,473
General and administrative	4,109	6,356	9,014	15,421
Restructuring	256	—	193	—
Total stock-based compensation	$6,790	$9,988	$14,382	$22,894

Stock Options

Stock options granted under the 2021 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years.

A summary of stock option activity for employee and nonemployee awards during the six months ended June 30, 2023 is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
		Exercise	Term	(in
	Options	Price	(years)	thousands)
Outstanding at December 31, 2022	43,380,290	$3.52
Granted	148,004	1.86
Exercised	(366,637)	0.55
Cancelled/forfeited	(6,864,196)	3.61
Outstanding at June 30, 2023	36,297,461	$3.53	8.29	$3,212
Vested at June 30, 2023	16,271,343	$3.23	8.04	$2,147
Vested and expected to vest at June 30, 2023	36,297,461	$3.53	8.29	$3,212

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $1.14 and $2.01 per share, respectively. The fair value of options that vested during the six months ended June 30, 2023 and 2022 was $13.3 million and $8.5 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the six months ended June 30, 2023 and 2022 was $0.5 million and $1.1 million, respectively.

In relation to the reductions in force announced in February 2023 and May 2023, the Company’s board of directors modified the terms of 676,543 and 4,111,607 stock options, respectively, that were granted to certain employees during the period from May 2020 to December 2022. Pursuant to the modified terms, the period to exercise vested options was extended from 90 days to 12 months from the date of termination. Further, the vesting of 79,454 and 210,389 of the modified stock options, respectively, was accelerated on a pro-rata basis to the option holders’ service with the Company. The incremental stock-based compensation expense recognized as a result of the modification of the awards during the six months ended June 30, 2023 was $0.2 million.

As of June 30, 2023, there was $42.7 million of total unrecognized compensation expense related to unvested stock options that the Company expects to recognize over a remaining weighted-average period of 2.4 years.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for employee awards during the six months ended June 30, 2023 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 31, 2022	825,707	$2.15
Granted	3,785,000	1.84
Vested	—	—
Forfeited	(53,333)	2.15
Outstanding at June 30, 2023	4,557,374	$1.89

As of June 30, 2023, there was $8.2 million of total unrecognized compensation expense related to unvested restricted stock units that the Company expects to recognize over a remaining weighted-average period of 1.9 years.

Restricted Common Stock

As of June 30, 2023, the Company had issued a total of: (i) 5,603,522 shares of restricted common stock to employees and advisors of the Company under the 2019 Plan; (ii) 627,000 shares of restricted common stock to a strategic partner outside of the 2019 Plan as partial compensation for future services; and (iii) 34,865,902 shares of restricted common stock to its founders, employees and advisors outside of the 2019 Plan.

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

A summary of the Company’s restricted common stock activity and related information during the six months ended June 30, 2023 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted common stock at December 31, 2022	9,827,819	$0.15
Granted	—	—
Forfeited	(1,530,942)	0.84
Vested	(3,921,967)	0.04
Unvested restricted common stock at June 30, 2023	4,374,910	$0.03

As of June 30, 2023, there was $0.1 million of total unrecognized compensation expense related to unvested restricted common stock that the Company expects to recognize over a remaining weighted-average period of 1.2 years.

Earn-Out Shares

The following table summarizes the activity associated with Earn-Out Shares accounted for pursuant to ASC 718 during the six months ended June 30, 2023:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	7,377,888	$5.67
Granted	38,220	0.17
Forfeited	(441,150)	5.70
Outstanding at June 30, 2023	6,974,958	$5.64

Shares granted in the six months ended June 30, 2023 were to reallocate previously forfeited Earn-Out Shares in accordance with the DeSPAC Merger Agreement. As of June 30, 2023, there was $2.3 million of total unrecognized compensation expense related to the Earn-Out Shares that the Company expects to recognize over a weighted-average period of 1.1 years.

12. LICENSE AGREEMENTS AND DISCOVERY COLLABORATIONS

License Agreements

Lerociclib – G1

In July 2020, the Company entered into a license agreement with G1 Therapeutics (“G1”), under which it acquired an exclusive license for the research, development, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration, for any and all indications in humans through the inhibition of CDK4/6 worldwide, with the exception of Australia, Bangladesh, Hong Kong Special Administration Region, India, Indonesia, Macau Special Administration Region, Malaysia, Myanmar, New Zealand, Pakistan, mainland China, Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand and Vietnam (the “G1 Territory”). The license agreement also provided the Company with a non-exclusive license in the G1 Territory to manufacture lerociclib for purposes of obtaining regulatory approval for, and commercialization of lerociclib for the treatment, using an oral-only dosage administration, by continuous administration for any and all indications in humans through the inhibition of CDK4/6 outside of the G1 Territory.  On August 1, 2023, the Company provided written notice to G1 of its termination of the license agreement. The parties have commenced transition activities.

Under the terms of the license agreement, the Company received an exclusive license to develop lerociclib using an oral-only dosage administration by continuous administration for any and all indications in humans through the inhibition of CDK4/6 at its own cost and expense in the Company’s territory. The Company is also required to reimburse G1 for any costs G1 incurs in the Company’s territory during the term of the license agreement for development activities that were ongoing at the time the license agreement became effective.

The Company was required to make an upfront non-refundable, non-creditable payment of $20.0 million to G1. If the Company had succeeded in developing and commercializing lerociclib, G1 would have been eligible to receive (i) up to $40.0 million in development and regulatory milestone payments, and (ii) up to $250.0 million in sales milestone payments. G1 was also eligible to receive royalties on worldwide net sales of any products containing lerociclib, which ranged from mid-single digits to mid-teens, subject to potential reduction following the launch of certain generic products. The royalties would have expired on a product-by-product and country-by-country basis until the later to occur of (i) the expiration of all valid patent claims covering lerociclib in a country, and (ii) 10 years following the first commercial sale of lerociclib in a country.

The Company had the right to terminate the license agreement with G1 for any or no reason upon at least 90 days prior written notice to G1, which it did on August 1, 2023. Either party could have also terminated the license agreement in its entirety for the other party’s material breach if such other party had failed to cure the breach. Either party could have also terminated the agreement in its entirety upon certain insolvency events involving the other party.

The Company evaluated the license agreement with G1 under ASC 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition.

Aumolertinib — Hansoh

In July 2020, the Company entered into a collaboration and license agreement with Hansoh (Shanghai) Healthtech Co., LTD. and Jiangsu Hansoh Pharmaceutical Group Company LTD. (“Hansoh”) (as amended on December 14, 2021) under which it acquired an exclusive license for the research, development, and commercialization of aumolertinib, a third-generation, irreversible epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor (TKI), worldwide, with the exception of mainland China, Hong Kong, Macau and Taiwan (the “Hansoh Territory”). The license agreement also provided the Company with a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory. On August 1, 2023, the Company provided written notice to Hansoh of its termination of the license agreement. The parties have commenced transition activities.

Under the terms of the license agreement, the Company received an exclusive license to develop aumolertinib for any and all uses for the treatment of cancer, cancer-related and immune-inflammatory diseases in humans at its own cost and expense in the Company’s territory. The Company was obligated to make an upfront, non-refundable, non-creditable payment of $25.0 million. If the Company had succeeded in developing and commercializing aumolertinib, Hansoh would have been eligible to receive (i) up to $90.0 million in development and regulatory milestone payments, and (ii) up to $420.0 million in sales milestone payments. In the event that Hansoh elected to opt out of sharing certain global development costs in accordance with the terms of the license agreement, the total potential development and regulatory payments Hansoh would have been eligible to receive would have been reduced to $55.0 million, and the total potential sales milestone payments would have been reduced to $350.0 million.

Hansoh would have also been eligible to receive royalties on worldwide net sales of any products containing aumolertinib, which ranged from mid-single digits to low teens, subject to potential reduction following the launch of certain generic products. The royalties for aumolertinib would have expired on a product-by-product and country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering the compounds in a country, (ii) the expiration of all regulatory exclusivities for aumolertinib in a country, and (iii) 11 years following the first commercial sale of aumolertinib in a country.

The Company had the right to terminate the license agreement with Hansoh for any or no reason upon at least 180 days prior written notice to Hansoh, which it did on August 1, 2023. Either party could have also terminated the license agreement in its entirety for the other party’s material breach if such other party failed to cure the breach. Either party could also have terminated the agreement in its entirety upon certain insolvency events involving the other party.

The Company evaluated the license agreement with Hansoh under ASC 805 and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. During the six months ended June 30, 2023, the Company recognized $0.5 million of research and development expenses in the condensed consolidated statement of operations and comprehensive income (loss) upon the achievement of certain development milestones.

Sugemalimab/Nofazinlimab — CStone

In October 2020, the Company entered into a license agreement with CStone Pharmaceuticals (“CStone”) (as amended on August 15, 2022) under which it acquired an exclusive license for the research, development, and commercialization of CStone’s sugemalimab, an anti-PD-L-1 monoclonal antibody, and nofazinlimab, an anti-PD-1 monoclonal antibody, worldwide, with the exception of mainland China, Taiwan, Hong Kong and Macau (the “CStone Territory”). The Company had the right to terminate the license agreement with CStone for any or no reason upon providing prior written notice to CStone, which it did on May 8, 2023. In June 2023, the Company and CStone entered into a transition agreement altering the effects of termination under the CStone license agreement and terminating the license agreement as of June 5, 2023, subject to certain agreed upon transition activities to be performed after such date. The Company has estimated and recorded contract termination costs in the restructuring line in the Company’s condensed consolidated statements of operations and comprehensive income (loss), refer to note 8.

Other Licenses

Prior to the three months ended June 30, 2023, the Company had two other license agreements under which it had acquired exclusive licenses for the research, development and commercialization of preclinical and clinical compounds from pharmaceutical and/or biotechnology companies. During the three months ended June 30, 2023, the Company terminated the two other license agreements. The Company has estimated and recorded contract termination costs in the restructuring line in the Company’s condensed consolidated statements of operations and comprehensive income (loss), refer to note 8.

Discovery Collaboration Agreements

The Company entered into a number of discovery collaboration agreements with leading drug engineering companies pursuant to which the Company agreed to collaborate with certain collaboration partners (the “Partners”) to identify, discover and develop innovative therapeutics for agreed upon targets, with the goal of expanding the Company’s pipeline of therapies (the “Collaboration Agreements”). Pursuant to the Merger Agreement, the Company is taking steps to terminate or opt-out of all of its existing Collaboration Agreements.

Pursuant to the Collaboration Agreements, as between the parties, the Partners generally perform the discovery, profiling, preclinical and investigational new drug application (“IND”) enabling studies (the “Research Activities”) for all potential candidates. Once a candidate was identified and selected for further development (the “Collaboration Product”), the Company would have been generally responsible for all activities required to develop and commercialize the Collaboration Product. In general, the Company and the Partners would have equally shared costs (including research, development, and commercialization) and profits (losses) with respect to each Collaboration Product.

All activities performed under the Collaboration Agreements are overseen by joint steering committees established under each Collaboration Agreement and made up of an equal number of participants from the Partner and the Company. Decisions by the joint steering committee are generally made by consensus.

Pursuant to each Collaboration Agreement, the term generally continues throughout the development and commercialization of the Collaboration Products, on a product-by-product basis, until the expiration of the last payment obligation by one of the parties to the other or their earlier termination.

The Collaboration Agreements are considered to be within the scope of ASC 808, Collaborative Arrangements, as the agreements represent a joint operating activity and both the Partners and the Company are active participants and exposed to the risks and rewards. The Company has evaluated the Collaboration Agreements and determined they do not fall within the scope of ASC 606, Revenue from Contracts with Customers, as the Partners do not meet the definition of a customer. The Company recognized approximately $6.2 million and $5.6 million of research and development expenses associated with Collaboration Agreements in its condensed consolidated statements of operations and comprehensive income (loss) during the three months ended June 30, 2023 and 2022, respectively, and $13.8 million and $11.4 million, during the six months ended June 30, 2023 and 2022, respectively.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s leases relate to operating leases of rented office properties. As of June 30, 2023, the Company had office space lease agreements in place for real properties in Cambridge, Massachusetts and London, United Kingdom.

In December 2019, the Company entered into a non-cancellable operating lease with Surface Oncology, Inc. (“Surface”) for 33,529 square feet of office space in Cambridge, Massachusetts (the “Sublease Agreement”). The term of the Sublease Agreement originally commenced on January 1, 2020, and was set to expire on January 31, 2023 (the “Original Term Date”), with no renewal option. On May 11, 2022, the Company entered into an amendment to the Sublease Agreement (the “Amended Sublease Agreement”) that extended the lease expiration date to July 31, 2024, and provided the Company with an option to further extend the lease expiration date to January 31, 2025 if Surface does not provide written notice on or before September 30, 2023 that it will retake possession of the premises on July 31, 2024. On June 15, 2023, Surface entered into a Lease Termination Agreement (the “Surface Termination Agreement”) with BMR-Hampshire LLC (the “Landlord”) pursuant to which the parties agreed to terminate that certain lease by and between the Landlord and Surface as of September 15, 2023 (as such date may be extended subject to the terms of the Surface Termination Agreement, the “Surface Termination Date”). Pursuant to the Sublease Agreement, and as a result of the

Surface Termination Agreement, the Company expects there will be a direct lease between the Company and the Landlord as of the Surface Termination Date, without regard to any future steps, such as subleasing or terminating, that the Company may take in connection with the proposed Merger.

Pursuant to the Sublease Agreement, the Company paid an initial annual base rent of $2.5 million, which base rent would increase after every twelve-month period during the lease term to $2.7 million for the last twelve-month period (the “Base Rent”). Pursuant to the Amended Sublease Agreement, the Base Rent decreased subsequent to the Original Term Date to an equivalent of an annual base rent of approximately $2.5 million. The Company has also agreed to pay its proportionate share of operating expenses and property taxes for the building in which the leased space is located.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Classification	2023	2022	2023	2022
Operating lease costs	Research and development	$421	$334	$817	$671
	General and administrative	280	311	584	626
Variable lease costs(1)	Research and development	139	98	255	199
	General and administrative	109	91	213	185
Total lease costs		$949	$834	$1,869	$1,681
(1)	Variable lease costs include the Company’s proportionate share of operating expenses, property taxes, utilities and parking for the buildings in which the leased spaces are located.

The Company made cash payments of $0.9 million and $1.0 million under lease agreements during the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $2.0 million during the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the Company was not party to any litigation.

14. INCOME TAXES

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets and liabilities in the United States. For the three and six months ended June 30, 2023 and 2022, the Company recognized no provision for income taxes in the United States. The foreign provision for income taxes was immaterial for the three and six months ended June 30, 2023 and 2022.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(72,956)	$(82,546)	$(155,507)	$(61,820)
Weighted average common shares outstanding, basic and diluted	482,119,498	473,058,458	481,070,872	471,849,487
Net loss per share, basic and diluted	$(0.15)	$(0.17)	$(0.32)	$(0.13)

The Company’s potentially dilutive securities, which include Warrants, Earn-Out Shares, options to purchase common stock, unvested restricted stock units and unvested restricted common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Outstanding Warrants	19,733,290	19,733,290	19,733,290	19,733,290
Outstanding stock options	36,297,461	40,400,744	36,297,461	40,400,744
Unvested restricted stock units	4,557,374	—	4,557,374	—
Earn-Out Shares	50,000,000	50,000,000	50,000,000	50,000,000
Unvested restricted stock	4,374,910	13,927,410	4,374,910	13,927,410

16. SUBSEQUENT EVENTS

On July 31, 2023, the Company entered into the Merger Agreement (as defined in note 1) with Revolution Medicines. Pursuant to the Merger Agreement, Revolution Medicines will acquire EQRx, and EQRx will become a wholly owned subsidiary of Revolution Medicines. The details of the proposed Merger are described in note 1. A member of the Company’s board of directors is also a member of the board of directors of Revolution Medicines. The proposed Merger is expected to be completed in November 2023, subject to satisfaction of customary closing conditions, including approval by each of Revolution Medicines’ and EQRx’s stockholders.

Revolution Medicines does not intend to advance EQRx’s research and development portfolio following closing of the Merger. EQRx has commenced a process, pursuant to the Merger Agreement, to wind down and terminate its current product pipeline and other research and development activities. As a result, the Company recently provided notices to terminate its license agreements with Hansoh and G1, pursuant to the Merger Agreement, and has taken or is taking steps to terminate or opt-out of its Collaboration Agreements, as further disclosed in note 12. In light of the wind-down of its product pipeline, the Company also expects to terminate several other contracts. Further, the Company plans to initiate a phased company-wide reduction in force. As a result of these actions, the Company will incur material restructuring payments, such as employee-related termination costs and contract termination costs, all of which are expected to be substantially paid by the end of 2023. As the actions are implemented, the Company will evaluate the estimated restructuring payments and will finalize the estimated restructuring charge, consistent with GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we,” “us,” “EQRx” and the “company” refer to EQRx, Inc. and its consolidated subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. See the section under the heading “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed under the heading “Summary of Risk Factors” and below in Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q and as set forth under “Risk Factors” in Part I, Item 1A of our Annual Report for the year ended December 31, 2022 as filed with the SEC on February 23, 2023, or the 2022 Annual Report. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and accompanying notes thereto included in the 2022 Annual Report.

Overview

We are a biopharmaceutical company committed to developing and commercializing innovative medicines for some of the most prevalent disease areas. We recently entered into the Merger Agreement and accordingly, have taken or are taking steps to wind down our product portfolio, pursuant to the Merger Agreement.  Accordingly, we are no longer pursuing any product candidates in active clinical development.

Proposed Acquisition by Revolution Medicines

On July 31, 2023, we, Revolution Medicines, Equinox Merger Sub I, Inc., a direct, wholly owned subsidiary of Revolution Medicines (Merger Sub I), and Equinox Merger Sub II LLC, a direct, wholly owned subsidiary of Revolution Medicines (Merger Sub II), entered into the Merger Agreement. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain conditions, Merger Sub I will be merged with and into EQRx (the First Merger), with EQRx surviving the First Merger as a direct, wholly owned subsidiary of Revolution Medicines (the Surviving Corporation), and as soon as practicable following the First Merger, the Surviving Corporation will be merged with and into Merger Sub II, with Merger Sub II surviving as a direct, wholly owned subsidiary of Revolution Medicines (together with the First Merger, the Mergers or the Merger).

The boards of directors of each of EQRx and Revolution Medicines have approved the Merger Agreement and the transactions contemplated thereby. Our board of directors’ approval was made upon the recommendation of a committee of independent directors.

We made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by us to use reasonable best efforts to conduct our business consistent with a mutually agreed operating and capital expenditure budget and use commercially reasonable efforts to wind down certain mutually agreed programs, and to refrain from taking certain actions specified in the Merger Agreement.

We expect that the Mergers will be completed in November 2023, subject to satisfaction of customary closing conditions, including approval by each of Revolution Medicines’ and our stockholders.

We do not currently have, and may never have, any product candidates approved for sale and have not generated any revenue to date. If the Merger is not consummated and we determine to rebuild a pipeline of product candidates for development, we will not generate revenue from product sales unless and until we complete clinical development for any such product candidates and successfully obtain regulatory approval therefor. We may never generate revenues that are sufficient to achieve profitability. Additionally, our pipeline and areas of focus would change if we decide to rebuild our portfolio and engage in development activities, and we will need to identify new programs and identify new targets that meet the criteria for inclusion in any future portfolio, as we have recently terminated or are taking steps to terminate our license agreements and other research and development collaborations and agreements. Further, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, manufacturing and distribution activities. We would need substantial additional funding to pursue active product development activities. If the Merger is not consummated and we determine to rebuild active development of product candidates, we would expect to finance our operations through a combination of cash on hand, equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when needed, could have a negative effect on our business, results of operations and financial condition.

Since inception and prior to entering into the Merger Agreement, we have focused primarily on organizing and staffing, business planning, raising capital, acquiring product candidates, conducting research and development activities for our programs, securing related intellectual property, and establishing strategic collaborations with payers and health systems.

Since inception, we have incurred significant operating losses. Our operating losses were $91.8 million and $79.1 million for the three months ended June 30, 2023 and 2022, respectively, and $193.6 million and $164.8 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $683.1 million as of June 30, 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we wind down our product portfolio, pursuant to the Merger Agreement or if the Merger is not consummated and we determine to rebuild active development of product candidates, as well as ensure we have adequate personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (SEC), director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

Restructuring

In February 2023, we announced a reduction in force to further increase operational efficiencies and streamline expenses. As a result, we recognized a charge for employee-related termination costs in the first quarter of 2023 of $3.6 million, comprised of $3.7 million of severance and other personnel costs and $0.1 million of stock-based compensation modification gain. The severance and other personnel costs of $3.7 million will result in cash outlays and will be paid by the end of 2023.

In relation to our May 2023 announcement to reset our business, including the May 2023 reduction in force, as well as the termination of certain license agreements, as further disclosed in note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we incurred restructuring costs of $26.8 million in the three months ended June 30, 2023. We estimate that substantially all of the cumulative pre-tax costs will result in cash outlays, primarily related to employee separation costs and contract termination costs and will be mostly paid by the end of 2023.

In connection with our undertakings in the Merger Agreement, we recently provided notices to terminate the license agreements with Hansoh and G1, and have taken or are taking steps to terminate or opt-out of our discovery collaboration agreements, as further disclosed in note 12. Further, we plan to initiate a phased company-wide reduction in force. As a result of these actions, we will incur material restructuring payments, such as employee-related termination costs and contract termination costs, all of which are expected to be substantially paid by the end of 2023. As the actions are implemented, we will evaluate the estimated restructuring payments and will finalize the estimated restructuring charge, consistent with GAAP.

Financial Overview

Revenue

To date, we have not recognized any revenue, including from product sales. If we rebuild a pipeline of product candidates and our development efforts are successful and result in regulatory approval, or we out-license (including sublicense) any future product candidates through agreements with third parties, we may generate revenue in the future. However, there can be no assurance as to when we will generate such revenue, if at all.

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

The following table summarizes our research and development expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Lerociclib	$8,199	$1,915	$14,344	$3,846
Aumolertinib	8,659	2,643	23,204	7,728
Sugemalimab	918	7,766	12,881	15,560
Nofazinlimab	—	1,595	514	2,312
EQ121	238	1,063	1,108	8,341
Preclinical assets	6,361	6,112	13,919	14,867
Unallocated other research and development expenses	6,799	10,621	20,058	18,512
Unallocated compensation expense	12,400	15,583	28,479	29,560
Total research and development expenses	$43,574	$47,298	$114,507	$100,726

Research and development is highly uncertain. For example, in May 2023 we provided notices to terminate our license agreements for sugemalimab, nofazinlimab, EQ121 and one preclinical compound, and in August 2023, we provided notices to terminate our license agreements for lerociclib and aumolertinib. We expect research and development expenses will decrease in 2023 as we have ceased active clinical development of our product candidates and are winding down our portfolio pursuant to the Merger Agreement. If we are not successful in completing the proposed acquisition by Revolution Medicines, and we determine to rebuild a product candidate pipeline and engage in clinical development of any biopharmaceutical candidates, our research and development expenses would be affected. We cannot determine with certainty the timing of initiation, the duration or the completion costs of any future preclinical studies and clinical trials of any product candidates due to the inherently unpredictable nature of preclinical and clinical development combined with the uncertain nature of the proposed Merger. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. If we decide to rebuild a product candidate portfolio, we anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each such product candidate’s commercial potential. We expect that our expenses for indications we decide to pursue, if any, would increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	the scope, rate of progress, and expenses of resuming research activities as well as any preclinical studies, clinical trials and other research and development activities;
●	establishing an appropriate safety profile with investigational new drug (IND) enabling studies;
●	successful enrollment in and completion of any future clinical trials;
●	whether any such future product candidates show safety and efficacy in clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	the progress of any future discovery collaborations with strategic partners;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for any product candidates;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
●	continued acceptable safety and efficacy profile of products following any regulatory approval.

Any changes in the outcome of any of these variables with respect to the development of any future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of any product candidates. We may never succeed in achieving regulatory approval for any product candidates. We may obtain unexpected results from clinical trials. We may elect to further discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. See Item 1A, "Risk Factors" in the 2022 Annual Report as supplemented by this quarterly report on Form 10-Q for additional information on risk factors that could impact the discovery, development and regulatory approval of product candidates should we determine to rebuild a product candidate pipeline and resume development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs for our executive and administrative functions. General and administrative expenses also include professional services, including legal, accounting and audit services and other consulting fees, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses. In addition, if and when we obtain regulatory approval for any product candidates, we expect to incur additional expenses related to the building of a team to support product sales and distribution activities. However, at this time, we are not pursuing active clinical development of any product candidates. Overall, we anticipate that our general and administrative expenses will decrease due to the cost reduction measures included in the restructuring implemented in the first and second quarters of 2023, as well as in the third quarter following our our reductions in force and license agreement terminations, wind-downs of partnerships and programs pursuant to the Merger Agreement.

Restructuring Expenses

Restructuring expenses consist of separation costs, contract termination costs, net, and other costs associated with our 2023 restructuring activities through June 30, 2023. Separation costs incurred are associated with actual headcount reductions and are cash-based expenses related to employee severance, benefits and other employee separation cost. Contract termination costs, net are associated with the termination of certain license agreements, costs to wind down various activities related to the terminations of these license agreements, and other contract termination costs, net of any non-cash benefits resulting from contract termination negotiations. Other costs include write-offs of prepaids and other assets, as well as employee-related costs such as share-based compensation plan costs. We expect such costs to increase as we take further steps to wind down our product portfolio and research and development activities and further streamline our operations pursuant to the Merger Agreement.

Other Income (Expense), Net

Change in Fair Value of Contingent Earn-Out Liability

Change in fair value of contingent earn-out liability includes the changes in fair value of the Earn-Out Shares, which were classified as liabilities as part of the consideration for the business combination with CM Life Sciences III, Inc. (CMLS III) pursuant to the definitive merger agreement dated August 5, 2021 by and among the former EQRx, Inc. (Legacy EQRx), CMLS III and Clover III Merger Sub, Inc. that closed on December 17, 2021 (the December 2021 Business Combination).

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities includes the changes in fair value of the warrants issued by CMLS III, which are classified as liabilities, and were assumed as part of the December 2021 Business Combination.

Interest Income, Net

Interest income, net primarily consists of income earned on our cash, cash equivalents and short-term investments.

Other Expense, Net

Other expense, net consists of miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three months ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$43,574	$47,298	$(3,724)
General and administrative	21,476	31,792	(10,316)
Restructuring	26,786	—	26,786
Total operating expenses	91,836	79,090	12,746
Loss from operations	(91,836)	(79,090)	(12,746)
Other income (expense):
Change in fair value of contingent earn-out liability	2,737	(8,205)	10,942
Change in fair value of warrant liabilities	83	1,184	(1,101)
Interest income, net	16,068	4,091	11,977
Other expense, net	(8)	(526)	518
Total other income (expense), net	18,880	(3,456)	22,336
Net loss	$(72,956)	$(82,546)	$9,590

Research and Development Expenses

Research and development expenses were $43.6 million for the three months ended June 30, 2023, compared to $47.3 million for the three months ended June 30, 2022. The decrease of $3.7 million was primarily driven by a $2.2 million decrease in discovery, preclinical and clinical development costs, mostly related to sugemalimab, nofazinlimab and EQ121, partially offset by an increase in costs related to lerociclib and aumolertinib; a $3.2 million decrease in employee-related expenses as a result of the 2023 reductions in force and a $1.0 million decrease in information technology, facilities and other allocated expenses, which were driven by the first and second quarter cost reduction measures, partially offset by a $2.7 million increase in consulting and professional fees primarily related to marketing authorisation application (MAA) preparation and inspection readiness associated with the regulatory filing and review processes in Europe.

General and Administrative Expenses

General and administrative expenses were $21.5 million for the three months ended June 30, 2023, compared to $31.8 million for the three months ended June 30, 2022. The decrease of $10.3 million was primarily driven by a $6.7 million decrease in employee-related expenses as a result of the February 2023 and May 2023 reductions in force and a $2.0 million decrease in consulting and professional fees.

Restructuring Expenses

Restructuring expenses were $26.8 million for the three months ended June 30, 2023, comprised of $12.8 million of separation costs, $11.0 million of contract termination costs, net and $3.1 million of other restructuring expenses. We did not incur restructuring expenses in 2022.

Other Income (Expense), Net

Total other income, net was $18.9 million for the three months ended June 30, 2023, compared to total other expense, net of $3.5 million for the three months ended June 30, 2022. The increase of $22.3 million was primarily due to an increase of $12.0 million related to interest income from our cash, cash equivalents and short-term investments and an increase of $9.8 million in non-cash gain related to the remeasurement of the contingent earn-out liability as of June 30, 2023, primarily reflecting the overall decrease in our stock price.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six months ended
	June 30,
	2023	2022	Change
Operating expenses:
Research and development	$114,507	$100,726	$13,781
General and administrative	48,753	64,055	(15,302)
Restructuring	30,374	—	30,374
Total operating expenses	193,634	164,781	28,853
Loss from operations	(193,634)	(164,781)	(28,853)
Other income (expense):
Change in fair value of contingent earn-out liability	4,666	93,569	(88,903)
Change in fair value of warrant liabilities	1,971	5,131	(3,160)
Interest income, net	31,510	4,273	27,237
Other expense, net	(20)	(12)	(8)
Total other income, net	38,127	102,961	(64,834)
Net loss	$(155,507)	$(61,820)	$(93,687)

Research and Development Expenses

Research and development expenses were $114.5 million for the six months ended June 30, 2023, compared to $100.7 million for the six months ended June 30, 2022. The increase of $13.8 million was primarily driven by a $10.9 million increase in discovery, preclinical and clinical development costs, primarily related to lerociclib and aumolertinib, partially offset by a decrease related to terminated programs, including sugemalimab and EQ121, and a $8.8 million increase in consulting and professional fees, primarily related to MAA preparation and inspection readiness associated with the regulatory filing and review processes in Europe, partially offset by a $4.5 million decrease in license and milestone fees, as the first six months of 2022 included $5.0 million of milestone fees for achieving certain developmental milestones under the license agreement with Lynk, and a $1.1 million decrease in employee-related expenses.

General and Administrative Expenses

General and administrative expenses were $48.8 million for the six months ended June 30, 2023, compared to $64.1 million for the six months ended June 30, 2022. The decrease of $15.3 million was primarily driven by a $7.7 million decrease in employee related expenses, mostly related to a decrease in earn-out stock-based compensation expense, coupled with the 2023 reductions in force, a $3.9 million decrease in consulting and professional fees, and a $2.0 million decrease in information technology, facilities, overhead allocations, and other expenses.

Restructuring Expenses

Restructuring expenses were $30.4 million for the six months ended June 30, 2023, comprised of $16.4 million of separation costs, $11.0 million of contract termination costs, net and $3.0 million of other restructuring expenses. We did not incur restructuring expenses in 2022.

Other Income, Net

Total other income, net was $38.1 million for the six months ended June 30, 2023, compared to $103.0 million for the six months ended June 30, 2022. The decrease of $64.8 million was primarily due to a $92.1 million change in non-cash gain related to the remeasurement of the contingent earn-out liability and warrant liabilities as of June 30, 2023, partially offset by a $27.2 million increase in interest income from our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, short-term investments and working capital as of June 30, 2023 and December 31, 2022 (in millions):

	June 30,	December 31,
	2023	2022
Cash, cash equivalents and short-term investments	$1,262	$1,399
Working capital	1,228	1,376

Our cash, cash equivalents and short-term investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Cash, cash equivalents and short-term investments as of June 30, 2023 decreased by $137.7 million, or 10%, compared to December 31, 2022, primarily due to a net cash outflow from operating activities of $162.4 million, partially offset by net amortization of premiums and discounts on investments of $24.8 million.

Working capital, which is current assets less current liabilities, as of June 30, 2023 decreased by $148.7 million, or 11%, compared to December 31, 2022, primarily due to a net decrease in cash, cash equivalents and short-term investments of $137.7 million, primarily to fund our operating activities, a $6.0 million decrease in prepaid expenses, and a $4.8 million net increase in accounts payable and accrued expenses.

Sources of Liquidity

Since our inception, we have generated recurring net operating losses and we have not yet commercialized any products. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and common stock. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Legacy EQRx Series A convertible preferred stock, the December 2021 Business Combination and the concurrent private placement completed in 2021. As of June 30, 2023, we had cash, cash equivalents, short-term investments and restricted cash of $1.3 billion.

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments on hand as of June 30, 2023 of $1.3 billion will enable us to fund our ongoing operations for a period of at least 12 months from the date of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

If the proposed Merger is not successful, and we determine to rebuild a product candidate pipeline and resume research and development efforts, we expect that we would incur significant expenses and operating losses for the foreseeable future. In addition, we expect that we would continue to incur additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	the consummation of the proposed Merger, including the timing thereof;
●	our headcount size and associated costs if we determine to rebuild a product candidate pipeline and resume research and development efforts and potentially establish a commercial infrastructure;
●	the progress of any future efforts to acquire, in-license or sub-license rights to, or otherwise discover (alone or in partnership) product candidates, should we resume such activities in an effort to rebuild a product candidate pipeline;

●	the scope, progress, results and costs of any future research programs and development of any product candidates that we may pursue;
●	if we rebuild a pipeline of product candidates, the outcome, timing and costs of meeting regulatory requirements established by the FDA, the European Medicines Agency, the United Kingdom’s Medicines and Healthcare products Regulatory Agency and other regulatory authorities;
●	the costs and timing of any future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of product candidates for which we receive marketing approval;
●	the costs and timing of establishing commercial-scale manufacturing activities;
●	the timing and amount of milestone and royalty payments that we could be required to make or be eligible to receive under future collaboration and license agreements, and the revenue, if any, received from commercial sales of any other product candidates for which we receive marketing approval;
●	the costs of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the costs of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments; and
●	the costs of operating as a public company.

Until such time, if ever, as we generate substantial product revenues to support our cost structure, and if we do not consummate the proposed Merger, we expect that we may finance our cash needs through a combination of cash on hand, equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock and other securities. Market volatility resulting from global economic and financial markets uncertainty, such as high inflation or the recent bank failures or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our future product development or commercialization efforts, if any, or grant third parties rights to develop and market our product candidates, if any, even for product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods (in thousands):

	Six months ended
	June 30,
	2023	2022
Net cash used in operating activities	$(162,437)	$(119,368)
Net cash used in investing activities	(84,400)	(693,776)
Net cash provided by (used in) financing activities	201	(962)
Net decrease in cash, cash equivalents and restricted cash	$(246,636)	$(814,106)

Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash operating items such as gain (loss) from change in fair value of contingent earn-out and warrant liabilities, net amortization of investment premiums and discounts, and stock-based compensation, as well as changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Cash used in operating activities for the six months ended June 30, 2023, was $162.4 million and consisted of net loss of $155.5 million plus non-cash adjustments of $16.7 million, partially offset by a net change in our operating assets and liabilities of $9.7 million. Non-cash items primarily included $24.8 million of net amortization of investment premiums and discounts, $6.6 million of gain from change in fair value of contingent earn-out and warrant liabilities, partially offset by $14.4 million of stock-based compensation expense. The net cash provided by changes in our operating assets and liabilities of $9.7 million was primarily due to a $18.2 million increase in accrued expenses and a $4.4 million decrease in prepaid expenses and other assets, partially offset by a $12.9 million decrease in accounts payable.

Cash used in operating activities for the six months ended June 30, 2022, was $119.4 million and consisted of net loss of $61.8 million plus non-cash adjustments of $76.8 million, partially offset by changes in our operating assets and liabilities of $19.3 million. Non-cash items primarily included $98.7 million of gains from change in fair value of contingent earn-out and warrant liabilities, partially offset by $22.9 million of stock-based compensation expense. The net cash provided by changes in our operating assets and liabilities of $19.3 million was primarily due to a $11.9 million increase in accrued expenses and a $5.6 million increase in accounts payable.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 of $84.4 million consisted primarily of $1,158.5 million of purchases of short-term available-for-sale securities, partially offset by proceeds of $1,074.7 million from maturities of investments.

Cash used in investing activities for the six months ended June 30, 2022 of $693.8 million consisted primarily of $693.6 million of purchases of short-term available-for-sale securities.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $0.2 million and consisted of proceeds from the issuance of common stock upon the exercise of stock options.

Cash used in financing activities for the six months ended June 30, 2022 was $1.0 million, and consisted primarily of offering costs paid in connection with the December 2021 Business Combination.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes to the financial statements in the 2022 Annual Report. There have been no material changes to these critical accounting policies and estimates through June 30, 2023 from those discussed in the 2022 Annual Report, other than as set forth below.

Restructuring

In connection with our 2023 restructuring activities through June 30, 2023, we recorded restructuring costs. We expect such costs to increase as we take further steps to wind down our product portfolio and research and development activities and further streamline our operations pursuant to the Merger Agreement. The determination of these restructuring costs requires our management to make estimates and judgments regarding our future plans, including future termination benefits to be incurred in conjunction with involuntary separations, as well as when such separations are probable and estimable and contract termination costs. In connection with these actions, management also assesses the recoverability of assets employed in the business. If our estimations and assumptions prove to be inaccurate, we may be required to record additional restructuring costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our assessment of our market risks or to our management of such risks since their presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Risks Related to the Proposed Merger

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

On July 31, 2023, we entered into the Merger Agreement with Revolution Medicines and certain subsidiaries of Revolution Medicines. The consummation of the Merger is subject to customary closing conditions, including, among other things, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the shares of our common stock outstanding on the record date for the special meeting of our stockholders; (ii) the approval of the issuance of shares of the Revolution Medicines common stock in connection with the Merger by the affirmative vote of the holders of a majority in voting power of the votes cast at the special meeting of stockholders of Revolution Medicines , (iii) the expiration or termination of the required waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (if applicable), (iv) the absence of any adverse law or order promulgated, enforced, enacted or issued by any governmental entity that prohibits, restrains or makes illegal the consummation of the Merger; (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of our company and Revolution Medicines contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and (vii) the absence of a continuing material adverse effect with respect to each of our company and Revolution Medicines.

Many of the conditions to consummation of the Merger are not within our control or the control of Revolution Medicines, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

●	if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock may change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
●	we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
●	failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than pursuant to the Merger Agreement;
●	the impairment of our ability to attract, retain and motivate personnel, including our senior management;
●	difficulties maintaining relationships with third-party manufacturers, contract research organizations, collaborators and other business partners particularly in light of our agreement to wind down our current portfolio of product candidates and relationships pursuant to the Merger Agreement;
●	upon termination of the Merger Agreement by us or Revolution Medicines under specified circumstances, we would be required to pay a termination fee of approximately $25.0 million;
●	upon termination of the Merger Agreement due to either party’s failure to obtain the requisite stockholder vote under circumstances in which a termination fee is not payable, we or Revolution Medicines may be required to pay the other party an expense reimbursement of up to $10.0 million; and
●	we, Revolution Medicines and our respective officers and directors could be subject to litigation related to any failure to complete the Merger.

The announcement and pendency of our acquisition by Revolution Medicines could adversely affect our business, prospects, financial condition, and results of operations. Moreover, we have agreed to take steps to wind down and terminate our current product pipeline and other research and development activities, which will have consequences for our business, financial condition and results of operations should the proposed Merger not be consummated.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

●	the diversion of significant management time and resources towards the completion of the Merger;
●	the impairment of our ability to attract, retain and motivate key personnel, including our senior management;
●	difficulties maintaining relationships with third-party payors, customers, distributors, suppliers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us, particularly in light of our agreement to wind down our current portfolio of product candidates and relationships pursuant to the Merger Agreement;
●	the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we not engage in certain kinds of transactions or business activities prior to the completion of the Merger; and
●	litigation relating to the Merger and the costs and distractions related thereto.

If the proposed Merger is not consummated, we will not have any product candidates in active clinical development nor any material research and development collaborations. Accordingly, our future business prospects as a biopharmaceutical company will be extremely limited unless we are able to take steps to hire key personnel and rebuild a pipeline of product candidates through licenses, acquisitions or both, or through consummation of an alternative transaction. There is substantial uncertainty about our ability to undertake such efforts. Our board of directors may determine to liquidate or dissolve our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation or dissolution, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Revolution Medicines a termination fee of approximately $25.0 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Company Superior Proposal (as defined in the Merger Agreement). In addition, if the Merger Agreement is terminated due to either party’s failure to obtain the requisite stockholder vote under circumstances in which a termination fee is not payable, we or Revolution Medicines may be required to pay the other party an expense reimbursement of up to $10.0 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition. For example, if the Merger Agreement is terminated prior to the consummation of the Merger,  even if a potential competing acquirer were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger, such a potential competing acquirer may propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, including requiring us to use reasonable best efforts to conduct our business consistent with a mutually agreed operating and capital expenditure budget and commercially reasonable efforts to wind down our various research and development programs, including termination of our license agreements. In addition, we are subject to a variety of specified restrictions. Unless we obtain Revolution Medicines’ prior written consent, except as specifically required by the Merger Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire certain assets or securities, sell or dispose of intellectual property, enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

Because the Exchange Ratio will not be determined until closer to the EQRx stockholder meeting with respect to the Merger, EQRx stockholders cannot be certain of the ultimate amount or value of the Revolution Medicines shares that they will receive if the Merger is completed.

At the Effective Time, each share of EQRx Common Stock issued and outstanding immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive a number of shares of Revolution Medicines common stock equal to the Exchange Ratio. The Merger Consideration will consist of a number of shares of Revolution Medicines common stock to be issued (including in respect of converted EQRx in-the-money stock options, EQRx RSU awards and EQRx restricted stock awards) determined as follows: (i) 7,692,308 shares of Revolution Medicines common stock, which was determined based on $200.0 million of the aggregate purchase price divided by $26.00 per share of Revolution Medicines common stock; plus (ii) an additional number of shares of Revolution Medicines common stock, which will be determined prior to the EQRx Stockholders Meeting and will represent $870.0 million of the aggregate purchase price divided by the Pre-Meeting VWAP, applying a six percent discount.  The “Exchange Ratio” will be determined by dividing the aggregate number of shares of Revolution Medicines common stock to be issued as Merger Consideration by the number of shares of EQRx Common Stock outstanding immediately prior to the Effective Time, determined in accordance with the Merger Agreement (which number of shares is not known at this time).

The value of the 7,692,308 shares of Revolution Medicines common stock already determined to be included in the Merger Consideration will depend upon the market price of Revolution Medicines common stock at the time the Merger is completed. The number of additional shares of Revolution Medicines common stock to be included in the Merger Consideration will not be determined until closer proximity to the EQRx Stockholders Meeting and, therefore, will depend upon the price of Revolution Medicines common stock during the period that the Pre-Meeting VWAP is determined. The market price of Revolution Medicines common stock has fluctuated since the date of the announcement of the Merger and is expected to continue to fluctuate through and after the date the Merger is completed, which could occur a considerable amount of time after the date of this report. Changes in the price of Revolution Medicines common stock may result from a variety of factors, including, among others, general market and economic conditions and other factors affecting the price of Revolution Medicines common stock and changes or developments in Revolution Medicines’ business, operations and prospects, including developments with respect to its clinical programs and product candidates, and risks inherent in its business.

In addition, since the Merger Consideration will consist of shares of Revolution Medicines common stock, prior to the closing of the Merger our stock price will be impacted by changes in the share price of Revolution Medicines common stock. Moreover, if the Merger is not completed within the expected timeframe, or at all, the price of our common stock may change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger.

Other Risks

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended June 30, 2023:

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number		Purchased as part of	Shares (or Units) that May Yet
	of Shares (or Units)	Average Price	Publicly Announced	Be Purchased Under the Plans
Period	Purchased(1)	Paid Per Share (or Unit)	Plans or Programs	or Programs
April 1 - April 30, 2023	—	$—	—	$—
May 1 - May 31, 2023	1,116,844	0.0002	—	—
June 1 - June 30, 2023	54,365	0.0002	—	—

(1) Pursuant to restricted stock purchase agreements that are further disclosed in note 11 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we, at our discretion, have the right to repurchase unvested shares if the holder’s relationship with our company is terminated at the lesser of the original purchase price of the shares, or the fair value of the shares at repurchase. During the quarter ended June 30, 2023, we repurchased 1,171,209 shares under this authority.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit	Description
2.2¥	Merger Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed August 1, 2023.
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 20, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed December 20, 2021).
10.1*#	EQRx, Inc. Amended and Restated Severance and Change of Control Policy.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1+	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________

¥ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. EQRx hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that EQRx may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

* Filed herewith.

+ Furnished herewith.

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

Date: August 8, 2023
	By:	/s/ Melanie Nallicheri
Melanie Nallicheri
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)