Form 10-Q
period 2023-09-30
EQRx, Inc.
filed 2023-11-06
CIK 1843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

(617) 315-2255

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

As of October 27, 2023, the registrant had 487,696,181 shares of common stock, $0.0001 par value, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our plans and expectations regarding the proposed acquisition of our company (the Merger) by Revolution Medicines, Inc. (Revolution Medicines) in an all-stock transaction pursuant to that certain Agreement and Plan of Merger dated July 31, 2023 by and among our company, Revolution Medicines and the merger subsidiary parties thereto (the Merger Agreement);
●	our undertakings with respect to our product portfolio and collaboration arrangements in the Merger Agreement, including the timing of and costs or charges associated with our reductions in force and license agreement terminations, and wind-downs of partnerships and programs, including terminating or opting out of our research and development (R&D) programs, as well as the associated effects on our cash burn; and
●	our ability to continue as a stand-alone business if the proposed Merger is not successful, including the need to rebuild our business, pursue an alternative transaction or the potential dissolution and liquidation of our company.

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

●	The announcement and pendency of the Merger could adversely affect our business, prospects, financial condition, and results of operations.
●	While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including an obligation to use reasonable best efforts to conduct our business consistent with a mutually agreed operating and capital expenditure budget. Moreover, as required pursuant to the Merger Agreement, we have taken steps to wind down and terminate our current product pipeline and other R&D activities, which will have consequences for our business, financial condition and results of operations should the proposed Merger not be consummated.
●	The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.
●	Litigation against us, Revolution Medicines, or the members of our respective boards or management teams, could prevent or delay the completion of the Merger.
●	The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.
●	If the Merger is not consummated by 12:00 a.m. Eastern Time on January 31, 2024, either we or Revolution Medicines may terminate the Merger Agreement, subject to certain exceptions.
●	If the Merger is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	If the Merger is not consummated, and we attempt to rebuild our drug development business activities, we may be unable to attract, acquire and retain third-party collaborators, particularly as we have recently terminated or opted-out of our existing collaborations, or we may fail to do so in an effective manner.
●	We have terminated our license agreements with CStone Pharmaceuticals (CStone), Lynk Pharmaceutical (Hangzhou) Co., Ltd. (Lynk), G1 Therapeutics, Inc. (G1), and Hansoh (Shangai) Healthtech Co. Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (collectively, Hansoh) and we have also terminated or opted-out of our discovery collaboration agreements; accordingly, we are no longer seeking regulatory approval nor actively developing any pipeline candidates as we pursue the Merger.
●	We do not have any products approved for commercial sale and have not generated any revenue to date. Given the wind-down of our programs as described herein, if the Merger is consummated, we do not expect that we will ever become profitable as a stand-alone business. If the Merger is not consummated and we determine whether to rebuild our portfolio or pursue an alternative transaction, there is no guarantee we will succeed in such efforts.
●	Drug development is a lengthy, expensive and uncertain process. If the Merger is not consummated, and we attempt to rebuild a product pipeline, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of a product candidate. Additionally, as noted above, we may have difficulty entering into new relationships and agreements with licensing partners, other collaborators, and other relevant third parties following the termination of our existing relationships. Even if we are successful in establishing such new relationships and achieve positive clinical trial results, there is no guarantee that any product candidates will be approved. Our competitors may also obtain U.S. Food and Drug Administration (FDA) or other regulatory approval for their products sooner than we may obtain approval for ours and for multiple indications in parallel, which could require us to undertake additional trials and also result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. If we experience delays in obtaining data from our licensing partners, their other licensees or other collaborators, or other relevant third parties, or we experience delays or difficulties in the initiation or enrollment of our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have never successfully completed the regulatory approval process for any of our product candidates. Even if we rebuild our product pipeline and are successful in obtaining regulatory approval in one indication or jurisdiction for a product candidate, it would not guarantee that we will be able to obtain pricing or reimbursement approval in such jurisdiction, that our products will be broadly adopted in such jurisdiction, or that we will be able to obtain regulatory approval in any other indication or jurisdiction. Further, even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQRx, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share information)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$315,676	$494,136
Short-term investments	896,624	905,150
Prepaid expenses and other current assets	22,206	28,800
Restricted cash	633	—
Total current assets	1,235,139	1,428,086
Property and equipment, net	—	2,627
Restricted cash	—	633
Right-of-use asset	—	3,804
Other investments	4,000	4,000
Other non-current assets	1,151	15,866
Total assets	$1,240,290	$1,455,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,103	$19,950
Accrued expenses	55,623	29,596
Lease liability, current	2,060	2,370
Total current liabilities	65,786	51,916
Non-current liabilities:
Contingent earn-out liability	2,604	7,160
Warrant liabilities	792	5,293
Lease liability, non-current	—	1,461
Restricted stock repurchase liability	188	324
Total liabilities	69,370	66,154
Commitments and contingencies (note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,250,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 537,540,806 and 538,549,210 shares issued as of September 30, 2023 and December 31, 2022, respectively; and 484,965,759 and 478,674,305 shares outstanding at September 30, 2023 and December 31, 2022, respectively	49	49
Additional paid-in capital	1,936,346	1,916,550
Accumulated other comprehensive income (loss)	252	(148)
Accumulated deficit	(765,727)	(527,589)
Total stockholders’ equity	1,170,920	1,388,862
Total liabilities and stockholders’ equity	$1,240,290	$1,455,016

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share information)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$19,729	$56,271	$134,236	$156,997
General and administrative	23,404	34,095	72,157	98,150
Restructuring	58,415	—	88,789	—
Total operating expenses	101,548	90,366	295,182	255,147
Loss from operations	(101,548)	(90,366)	(295,182)	(255,147)
Other income (expense):
Change in fair value of contingent earn-out liability	(110)	(2,706)	4,556	90,863
Change in fair value of warrant liabilities	2,530	(197)	4,501	4,934
Interest income, net	16,485	8,209	47,995	12,482
Other expense, net	12	(32)	(8)	(44)
Total other income (expense), net	18,917	5,274	57,044	108,235
Net loss	$(82,631)	$(85,092)	$(238,138)	$(146,912)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14)	33	(3)	49
Unrealized holding gains (losses) on short-term investments	132	370	403	(1,672)
Comprehensive loss, net of tax	$(82,513)	$(84,689)	$(237,738)	$(148,535)
Net loss attributable to common stockholders - basic and diluted	$(82,631)	$(85,092)	$(238,138)	$(146,912)
Net loss per share - basic and diluted	$(0.17)	$(0.18)	$(0.49)	$(0.31)
Weighted average common shares outstanding - basic and diluted	484,229,709	475,565,990	482,135,388	473,101,935

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share information)

				Accumulated Other
	Common Stock		Additional Paid-in	Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	478,674,305	$49	$1,916,550	$(148)	$(527,589)	$1,388,862
Vesting of restricted common stock	1,956,530	—	49	—	—	49
Common stock issued upon exercise of stock options	199,109	—	127	—	—	127
Foreign currency translation adjustment, net of tax of $0	—	—	—	5	—	5
Stock-based compensation	—	—	7,592	—	—	7,592
Unrealized holding gains on short-term investments, net of tax of $0	—	—	—	227	—	227
Net loss	—	—	—	—	(82,551)	(82,551)
Balance at March 31, 2023	480,829,944	$49	$1,924,318	$84	$(610,140)	$1,314,311
Vesting of restricted common stock	1,965,437	—	49	—	—	49
Common stock issued upon exercise of stock options	167,528	—	74	—	—	74
Foreign currency translation adjustment, net of tax of $0	—	—	—	6	—	6
Stock-based compensation	—	—	6,790	—	—	6,790
Unrealized holding gains on short-term investments, net of tax of $0	—	—	—	44	—	44
Net loss	—	—	—	—	(72,956)	(72,956)
Balance at June 30, 2023	482,962,909	$49	$1,931,231	$134	$(683,096)	$1,248,318
Vesting of restricted common stock	1,763,943	—	37	—	—	37
Common stock issued upon exercise of stock options	238,907	—	209	—	—	209
Foreign currency translation adjustment, net of tax of $0	—	—	—	(14)	—	(14)
Stock-based compensation	—	—	4,869	—	—	4,869
Unrealized holding gains on short-term investments, net of tax of $0	—	—	—	132	—	132
Net loss	—	—	—	—	(82,631)	(82,631)
Balance at September 30, 2023	484,965,759	$49	$1,936,346	$252	$(765,727)	$1,170,920

Balance at December 31, 2021	469,369,433	49	1,873,289	1	(358,500)	$1,514,839
Vesting of restricted common stock	1,992,005	—	59	—	—	59
Common stock issued upon exercise of stock options	18,286	—	40	—	—	40
Foreign currency translation adjustment, net of tax of $0	—	—	—	7	—	7
Stock-based compensation	—	—	12,906	—	—	12,906
Net income	—	—	—	—	20,726	20,726
Balance at March 31, 2022	471,379,724	$49	$1,886,294	$8	$(337,774)	$1,548,577
Vesting of restricted common stock	2,343,703	—	49	—	—	49
Common stock issued upon exercise of stock options	353,999	—	466	—	—	466
Foreign currency translation adjustment, net of tax of $0	—	—	—	9	—	9
Stock-based compensation	—	—	9,988	—	—	9,988
Unrealized holding losses on short-term investments, net of tax of $0	—	—	—	(2,042)		(2,042)
Net loss	—	—	—	—	(82,546)	(82,546)
Balance at June 30, 2022	474,077,426	$49	$1,896,797	$(2,025)	$(420,320)	$1,474,501
Vesting of restricted common stock	1,998,859	—	49	—	—	49
Common stock issued upon exercise of stock options	423,282	—	669	—	—	669
Foreign currency translation adjustment, net of tax of $0	—	—	—	33	—	33
Stock-based compensation	—	—	9,432	—	—	9,432
Unrealized holding losses on short-term investments, net of tax of $0	—	—	—	370	—	370
Net loss	—	—	—	—	(85,092)	(85,092)
Balance at September 30, 2022	476,499,567	$49	$1,906,947	$(1,622)	$(505,412)	$1,399,962

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2023	2022
Operating activities:
Net loss	$(238,138)	$(146,912)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	19,251	32,326
Depreciation expense	686	787
Non-cash restructuring expense (excluding stock-based compensation)	17,776	—
Net amortization of premiums and discounts on investments	(37,138)	(4,314)
Change in fair value of contingent earn-out liability	(4,556)	(90,863)
Change in fair value of warrant liabilities	(4,501)	(4,934)
Non-cash lease expense	(36)	(503)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	21,309	8,331
Accounts payable	(11,404)	6,181
Accrued expenses	12,407	18,429
Net cash used in operating activities	(224,344)	(181,472)
Investing activities:
Purchases of property and equipment	(594)	(176)
Purchases of investments	(1,794,497)	(693,614)
Proceeds from maturities of investments	1,840,565	194,930
Net cash provided by (used in) investing activities	45,474	(498,860)
Financing activities:
Transaction costs paid in connection with December 2021 Business Combination and PIPE Financing	—	(1,363)
Proceeds from the exercise of stock options	410	1,175
Net cash provided by (used in) financing activities	410	(188)
Decrease in cash, cash equivalents and restricted cash	(178,460)	(680,520)
Cash, cash equivalents and restricted cash, beginning of period	494,769	1,679,175
Cash, cash equivalents and restricted cash, end of period	$316,309	$998,655
Purchases of property and equipment in accounts payable	$—	$420

See accompanying notes to the condensed consolidated financial statements.

EQRx, INC.

Notes to the Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS

EQRx, Inc. (“EQRx” or the “Company”) is a biopharmaceutical company committed to developing and commercializing innovative medicines for some of the most prevalent disease areas. In July 2023, the Company entered into the Merger Agreement (as defined below) and accordingly, has taken steps to wind down its product portfolio and research and development activities pursuant to the Merger Agreement. Accordingly, it is no longer pursuing any product candidates in active clinical development.

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

At the effective time of the First Merger (the “Effective Time”), each share of common stock, par value $0.0001 per share, of EQRx (“EQRx Common Stock”) issued and outstanding immediately prior to the Effective Time (other than the shares that are held by EQRx in treasury or owned by Revolution Medicines, Merger Sub I, Merger Sub II or any wholly owned subsidiary of EQRx or Revolution Medicines) will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of common stock, par value $0.0001 per share, of Revolution Medicines (the “Parent Common Stock”) equal to the Exchange Ratio (as defined below) (such shares of Parent Common Stock, the “Merger Consideration”). The Merger Consideration will consist of a number of shares of Parent Common Stock to be issued (including in respect of converted EQRx in-the-money stock options, EQRx RSU awards and EQRx restricted stock awards) determined as follows: (i) 7,692,308 shares of Parent Common Stock, which was determined based on $200.0 million of the aggregate purchase price divided by $26.00 per share of Parent Common Stock; plus (ii) an additional number of shares of Parent Common Stock, which will be determined prior to the special meeting of stockholders of EQRx (the “EQRx Special Meeting”) and will represent $870.0 million of the aggregate purchase price divided by the five trading day volume-weighted average price per share of Parent Common Stock ending on the sixth business day prior to the scheduled EQRx Special Meeting (the “Pre-Meeting VWAP”), applying a six percent discount.

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

EQRx, Revolution Medicines, Merger Sub I and Merger Sub II each made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by EQRx to use reasonable best efforts to conduct its business consistent with a mutually agreed operating and capital expenditure budget and to use commercially reasonable efforts to wind down certain mutually agreed programs, and to refrain from taking certain actions specified in the Merger Agreement.

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

Liquidity

The Company has limited operating history and anticipates that it will incur losses for the foreseeable future, particularly if the proposed Merger is not successful and it attempts to rebuild its internal infrastructure, identify and acquire product candidates, conduct the research and development of its product candidates, and seek marketing approval therefor. The Company incurred a net loss of $238.1 million for the nine months ended September 30, 2023, which included non-cash income of $9.1 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at September 30, 2023, as compared to a net loss of $146.9 million for the nine months ended September 30, 2022, which included non-cash income of $95.8 million resulting from the recognition of the contingent earn-out liability and warrant liabilities at fair value at September 30, 2022.

As of September 30, 2023, the Company had cash, cash equivalents, short-term investments and restricted cash of $1.2 billion and an accumulated deficit of $765.7 million. The Company expects that its cash, cash equivalents, short-term investments and restricted cash as of September 30, 2023 will be sufficient to fund its obligations for at least 12 months from the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries EQRx International, Inc., EQRx Securities Holding Corporation, and two immaterial wholly owned subsidiaries, one of which is a foreign subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”).

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and the related notes, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2023, its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

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

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2023 consisted of money market funds (see note 5).

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$315,676	$998,022
Restricted cash	633	633
Total cash, cash equivalents and restricted cash	$316,309	$998,655

4. BUSINESS COMBINATION

Summary of December 2021 Business Combination

EQRx, Inc., formerly known as CM Life Sciences III Inc. (“CMLS III”), was incorporated in Delaware on January 25, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 17, 2021 (the “Closing Date”), the Company consummated the merger transaction contemplated pursuant to a merger agreement dated August 5, 2021 (the “DeSPAC Merger Agreement”), by and among the former EQRx, Inc. (“Legacy EQRx”), CMLS III and Clover III Merger Sub, Inc. (“SPAC Merger Sub”). As contemplated by the

DeSPAC Merger Agreement, SPAC Merger Sub merged with and into Legacy EQRx, with Legacy EQRx surviving the merger as a wholly owned subsidiary of CMLS III (such transactions, the “December 2021 Business Combination”). As a result of the December 2021 Business Combination, CMLS III was renamed EQRx, Inc., and Legacy EQRx was renamed EQRx International, Inc.

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

Earn-Out Shares allocated to Earn-Out Service Providers who held equity securities not subject to any vesting conditions or restrictions as of the Closing Date of the December 2021 Business Combination are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), as the Earn-Out Shares are not indexed to the common stock. Pursuant to ASC 815, these Earn-Out Shares were accounted for as a liability at the Closing Date of the December 2021 Business Combination and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

5. FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$236,230	$—	$—	$236,230
U.S. treasury bills (due within 90 days)	—	39,895	—	39,895
Commercial paper (due within 90 days)	—	37,384	—	37,384
Investments:
U.S. treasury bills (due within 1 year)	—	34,600	—	34,600
U.S. agency securities (due within 1 year)	—	265,160	—	265,160
Commercial paper (due within 1 year)	—	596,864	—	596,864
Total financial assets	$236,230	$973,903	$—	$1,210,133
Liabilities
Contingent earn-out liability	$—	$—	$2,604	$2,604
Warrant liabilities	443	349	—	792
Total financial liabilities	$443	$349	$2,604	$3,396

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$200,677	$—	$—	$200,677
Commercial paper (due within 90 days)	—	291,311	—	291,311
Investments:
U.S. treasury bills (due within 1 year)	—	63,807	—	63,807
U.S. agency securities (due within 1 year)	—	14,744	—	14,744
Commercial paper (due within 1 year)	—	814,732	—	814,732
Corporate notes (due within 1 year)	—	11,867	—	11,867
Total financial assets	$200,677	$1,196,461	$—	$1,397,138
Liabilities
Contingent earn-out liability	$—	$—	$7,160	$7,160
Warrant liabilities	2,961	2,332	—	5,293
Total financial liabilities	$2,961	$2,332	$7,160	$12,453

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

The Earn-Out Shares subject to liability accounting were valued using the following assumptions under the Monte Carlo simulation model:

	September 30,	December 31,
	2023	2022
Market price of public stock	$2.22	$2.46
Expected share price volatility	69.4%	58.5%
Risk-free interest rate	5.37%	4.42%
Estimated dividend yield	0.0%	0.0%

The change in the fair value of the contingent earn-out liabilities during the nine months ended September 30, 2023 was as follows (in thousands):

Fair Value
Fair value as of December 31, 2022	$7,160
Change in fair value of earn-out liability	(4,556)
Fair value as of September 30, 2023	$2,604

6.  SHORT-TERM INVESTMENTS

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security (in thousands):

	September 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasury bills (due within 1 year)	$34,595	$5	$—	$34,600
U.S. agency securities (due within 1 year)	264,973	187	—	265,160
Commercial paper (due within 1 year)	596,849	60	(45)	596,864
Total available-for-sale securities	$896,417	$252	$(45)	$896,624

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasury bills (due within 1 year)	$63,971	$—	$(164)	$63,807
U.S. agency securities (due within 1 year)	14,733	11	—	14,744
Commercial paper (due within 1 year)	814,772	247	(287)	814,732
Corporate notes (due within 1 year)	11,870	—	(3)	11,867
Total available-for-sale securities	$905,346	$258	$(454)	$905,150

There were no realized gains or losses on investments for the three or nine months ended September 30, 2023 and 2022. There were 8 and 12 investments in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively. None of these investments was in an unrealized loss position for greater than 12 months as of September 30, 2023 or December 31, 2022. The unrealized losses on the Company’s available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of September 30, 2023 or December 31, 2022.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
External research and development	$1,203	$25,494
Accrued compensation	6,025	1,251
Accrued professional services	3,055	975
Accrued consulting	131	967
Restructuring	44,113	—
Other	1,096	909
Total accrued expenses	$55,623	$29,596

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

In February 2023, the Company announced a reduction in force to further increase operational efficiencies and streamline expenses. As a result, the Company recognized a charge for employee-related termination costs in the first quarter of 2023 of $3.6 million, comprised of $3.7 million of severance and other personnel costs and $0.1 million of stock-based compensation modification gain. The severance and other personnel costs will result in cash outlays and will be paid by the end of 2023. The Company does not expect to record further costs associated with the February 2023 restructuring.

In May 2023, the Company announced a reset of its business, including a further decrease in headcount, as well as the termination of certain license agreements, as further disclosed in note 12. As a result, from the start of the May restructuring actions in the second quarter of 2023 through September 30, 2023, the Company incurred costs of $26.8 million. The Company estimates that substantially all of the cumulative pre-tax costs will result in cash outlays, primarily related to employee separation costs and contract termination costs and will be mostly paid by the end of 2023. The Company does not expect to record further material costs associated with the May 2023 restructuring.

On July 31, 2023, the Company entered into the Merger Agreement with Revolution Medicines, as disclosed in note 1. Revolution Medicines does not intend to advance EQRx’s research and development portfolio following closing of the Merger. Pursuant to the Merger Agreement, the Company has taken steps to wind down and terminate its current product pipeline and other research and development activities. As a result, in August 2023, the Company provided notices to terminate its license agreements with G1 and Hansoh and has provided notice to terminate or opt-out of its Collaboration Agreements, as further disclosed in note 12. In light of the wind-down of its product pipeline, the Company has also terminated or expects to terminate the majority of its other contracts. Further, the Company initiated a phased company-wide reduction in force. In relation to these actions, the Company incurred costs of $58.4 million in the third quarter of 2023 which represent substantially all of the costs expected to be incurred. The Company estimates that substantially all of the cumulative pre-tax costs will result in cash outlays, primarily related to employee separation costs and contract termination costs and will be mostly paid by the end of 2023.

The following table summarizes the charges related to the 2023 restructuring activities by type of cost recorded in restructuring in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Separation costs	$14,953	$—	$31,359	$—
Contract termination costs, net	27,562	—	38,518	—
Other	15,900	—	18,912	—
Total restructuring costs	$58,415	$—	$88,789	$—

Separation costs are associated with actual or planned headcount reductions and are cash-based expenses related to employee severance, benefits and other employee separation costs.

Contract termination costs, net are associated with the termination of certain license and collaboration agreements, as further disclosed in note 12, costs to wind down various activities related to the terminations of these license and collaboration agreements, and other contract termination costs, net of any non-cash benefits resulting from contract termination negotiations.

Other costs are primarily associated with non-cash costs and include write-offs of prepaids and other assets, the full impairment of the Company’s fixed assets and right-of-use asset for its Cambridge, Massachusetts leased space, as well as employee-related costs such as share-based compensation plan costs.

The following table summarizes the charges and spending relating to the 2023 restructuring activities:

	Separation costs	Contract termination costs	Other	Total
Restructuring reserves January 1, 2023	$—	$—	$—	$—
Expenses	31,359	38,518	18,912	88,789
Reversals	—	(212)	—	(212)
Payments	(20,563)	(10,225)	—	(30,788)
Non-cash activity	(105)	5,341	(18,912)	(13,676)
Restructuring reserves September 30, 2023	$10,691	$33,422	$—	$44,113

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

Subsequent to the December 2021 Business Combination, the Public Warrants and Private Warrants met liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the Warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the Warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants were classified as liabilities on the Company’s condensed consolidated balance sheets at September 30, 2023 and December 31, 2022. As of September 30, 2023, no Warrants have been exercised or redeemed.

As of September 30, 2023, the following Warrants were outstanding:

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

The Private Warrants and the Public Warrants contain provisions that require them to be classified as derivative liabilities in accordance with ASC 815. Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within the condensed consolidated statements of operations and comprehensive loss. The Company adjusts the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Warrants or (b) the redemption of the Warrants, at which time the Warrants will be reclassified to additional paid-in capital.

Derivative Warrant liabilities are classified as non-current liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Warrants were valued on September 30, 2023 and December 31, 2022 using the listed trading price of $0.04 and $0.27, respectively.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon the closing of the December 2021 Business Combination, pursuant to the terms of its Amended and Restated Certificate of Incorporation, the Company became authorized to issue 2,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of September 30, 2023.

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

As of September 30, 2023, 537,540,806 shares of common stock were issued, including 38,994,055 shares sold to Legacy EQRx’s founders, employees and advisors under restricted stock agreements (see note 11) that were exchanged in the December 2021 Business Combination for common stock, and 50,000,000 Earn-Out Shares.

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

Upon completion of the December 2021 Business Combination, the Company ceased issuing awards under the 2019 Plan. The total number of shares of common stock that may be issued under the 2021 Plan was 59,353,357 at plan adoption (“Share Reserve”). The 2021 Plan provides that the Share Reserve will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation and Talent Development Committee (the “Annual Increase”). Share limits under the 2021 Plan are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under each of the 2021 Plan and the 2019 Plan will be added back to the Share Reserve. As of September 30, 2023, 93,723,829 shares remained available for future grant under the 2021 Plan, subject to the terms of the Merger Agreement.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options, restricted stock units and restricted common stock	$5,598	$6,014	$18,304	$16,079
Earn-Out Shares	(729)	3,418	947	16,247
Total stock-based compensation	$4,869	$9,432	$19,251	$32,326

Research and development	$1,326	$3,056	$6,501	$10,529
General and administrative	3,470	6,376	12,484	21,797
Restructuring	73	—	266	—
Total stock-based compensation	$4,869	$9,432	$19,251	$32,326

Stock Options

Stock options granted under the 2021 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years.

A summary of stock option activity for employee and nonemployee awards during the nine months ended September 30, 2023 is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
		Exercise	Term	(in
	Options	Price	(years)	thousands)
Outstanding at December 31, 2022	43,380,290	$3.52
Granted	148,004	1.86
Exercised	(605,544)	0.68
Cancelled/forfeited	(11,511,220)	3.80
Outstanding at September 30, 2023	31,411,530	$3.47	8.04	$3,536
Vested at September 30, 2023	18,684,645	$3.37	7.91	$2,666
Vested and expected to vest at September 30, 2023	31,411,530	$3.47	8.04	$3,536

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $1.14 and $2.12 per share, respectively. The fair value of options that vested during the nine months ended September 30, 2023 and 2022 was $20.4 million and $14.8 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the nine months ended September 30, 2023 and 2022 was $0.8 million and $2.6 million, respectively.

In relation to the reductions in force announced in February 2023 and May 2023, the Company’s board of directors modified the terms of 676,543 and 4,111,607 stock options, respectively, that were granted to certain employees during the period from May 2020 to December 2022. Pursuant to the modified terms, the period to exercise vested options was extended from 90 days to 12 months from the date of termination. Further, the vesting of 79,454 and 210,389 of the modified stock options, respectively, was accelerated on a pro-rata basis to the option holders’ service with the Company. The incremental stock-based compensation expense recognized as a result of the modification of the awards during the nine months ended September 30, 2023 was $0.3 million.

As of September 30, 2023, there was $27.0 million of total unrecognized compensation expense related to unvested stock options that the Company expects to recognize over a remaining weighted-average period of 2.2 years.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for employee awards during the nine months ended September 30, 2023 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 31, 2022	825,707	$2.15
Granted	3,785,000	1.84
Vested	—	—
Forfeited	(117,583)	2.15
Outstanding at September 30, 2023	4,493,124	$1.89

As of September 30, 2023, there was $7.0 million of total unrecognized compensation expense related to unvested restricted stock units that the Company expects to recognize over a remaining weighted-average period of 1.7 years.

Restricted Common Stock

As of September 30, 2023, the Company had issued a total of: (i) 5,603,522 shares of restricted common stock to employees and advisors of the Company under the 2019 Plan; (ii) 627,000 shares of restricted common stock to a strategic partner outside of the 2019 Plan as partial compensation for future services; and (iii) 34,865,902 shares of restricted common stock to its founders, employees and advisors outside of the 2019 Plan.

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

A summary of the Company’s restricted common stock activity and related information during the nine months ended September 30, 2023 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted common stock at December 31, 2022	9,827,819	$0.15
Granted	—	—
Forfeited	(1,566,862)	0.82
Vested	(5,685,910)	0.03
Unvested restricted common stock at September 30, 2023	2,575,047	$0.04

As of September 30, 2023, there was $0.1 million of total unrecognized compensation expense related to unvested restricted common stock that the Company expects to recognize over a remaining weighted-average period of 1.0 years.

Earn-Out Shares

The following table summarizes the activity associated with Earn-Out Shares accounted for pursuant to ASC 718 during the nine months ended September 30, 2023:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	7,377,888	$5.67
Granted	38,220	0.17
Forfeited	(822,529)	5.67
Outstanding at September 30, 2023	6,593,579	$5.64

Shares granted in the nine months ended September 30, 2023 were to reallocate previously forfeited Earn-Out Shares in accordance with the DeSPAC Merger Agreement. As of September 30, 2023, there was $0.9 million of total unrecognized compensation expense related to the Earn-Out Shares that the Company expects to recognize over a weighted-average period of 1.0 years.

12. LICENSE AGREEMENTS AND DISCOVERY COLLABORATIONS

License Agreements

Lerociclib – G1

In July 2020, the Company entered into a license agreement with G1 Therapeutics (“G1”), under which it acquired an exclusive license for the research, development, and commercialization of lerociclib for the treatment, using an oral-only dosage administration by continuous administration, for any and all indications in humans through the inhibition of CDK4/6 worldwide, with the exception of Australia, Bangladesh, Hong Kong Special Administration Region, India, Indonesia, Macau Special Administration Region, Malaysia, Myanmar, New Zealand, Pakistan, mainland China, Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand and Vietnam (the “G1 Territory”). The license agreement also provided the Company with a non-exclusive license in the G1 Territory to manufacture lerociclib for purposes of obtaining regulatory approval for, and commercialization of lerociclib for the treatment, using an oral-only dosage administration, by continuous administration for any and all indications in humans through the inhibition of CDK4/6 outside of the G1 Territory.  The Company had the right to terminate the license agreement with G1 for any or no reason upon at least 90 days prior written notice to G1, which it did on August 1, 2023. The Company has estimated and recorded contract termination costs in the restructuring line in the Company’s condensed consolidated statements of operations and comprehensive loss, refer to note 8.

Aumolertinib — Hansoh

In July 2020, the Company entered into a collaboration and license agreement with Hansoh (Shanghai) Healthtech Co., LTD. and Jiangsu Hansoh Pharmaceutical Group Company LTD. (“Hansoh”) (as amended on December 14, 2021) under which it acquired an exclusive license for the research, development, and commercialization of aumolertinib, a third-generation, irreversible epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor (TKI), worldwide, with the exception of mainland China, Hong Kong, Macau and Taiwan (the “Hansoh Territory”). The license agreement also provided the Company with a non-exclusive license in the Hansoh Territory to research, develop and export aumolertinib for purposes of obtaining regulatory approval for, and commercialization of aumolertinib for use outside of the Hansoh Territory. The Company had the right to terminate the license agreement with Hansoh for any or no reason upon at least 180 days prior written notice to Hansoh, which it did on August 1, 2023, following which the parties mutually agreed to terminate the license agreement as of September 27, 2023. The Company has estimated and recorded contract termination costs in the restructuring line in the Company’s condensed consolidated statements of operations and comprehensive loss, refer to note 8.

Sugemalimab/Nofazinlimab — CStone

In October 2020, the Company entered into a license agreement with CStone Pharmaceuticals (“CStone”) (as amended on August 15, 2022) under which it acquired an exclusive license for the research, development, and commercialization of CStone’s sugemalimab, an anti-PD-L-1 monoclonal antibody, and nofazinlimab, an anti-PD-1 monoclonal antibody, worldwide, with the exception of mainland China, Taiwan, Hong Kong and Macau (the “CStone Territory”). The Company had the right to terminate the license agreement with CStone for any or no reason upon providing prior written notice to CStone, which it did on May 8, 2023, following which the parties mutually agreed to terminate the license agreement as of June 5, 2023. The Company has estimated and recorded contract termination costs in the restructuring line in the Company’s condensed consolidated statements of operations and comprehensive loss, refer to note 8.

Other Licenses

Prior to the three months ended June 30, 2023, the Company had two other license agreements under which it had acquired exclusive licenses for the research, development and commercialization of preclinical and clinical compounds from pharmaceutical and/or biotechnology companies. During the three months ended June 30, 2023, the Company terminated the two other license agreements. The Company has estimated and recorded contract termination costs in the restructuring line in the Company’s condensed consolidated statements of operations and comprehensive loss, refer to note 8.

Discovery Collaboration Agreements

The Company entered into a number of discovery collaboration agreements with leading drug engineering companies pursuant to which the Company agreed to collaborate with certain collaboration partners (the “Partners”) to identify, discover and develop innovative therapeutics for agreed upon targets, with the goal of expanding the Company’s pipeline of therapies (the “Collaboration Agreements”). Pursuant to the Merger Agreement, the Company has taken steps to terminate or opt-out of all of its existing Collaboration Agreements.

Pursuant to the Collaboration Agreements, as between the parties, the Partners generally performed the discovery, profiling, preclinical and investigational new drug application (“IND”) enabling studies (the “Research Activities”) for all potential candidates. Once a candidate was identified and selected for further development (the “Collaboration Product”), the Company would have been generally responsible for all activities required to develop and commercialize the Collaboration Product. In general, the Company and the Partners would have equally shared costs (including research, development, and commercialization) and profits (losses) with respect to each Collaboration Product.

All activities performed under the Collaboration Agreements were overseen by joint steering committees established under each Collaboration Agreement and made up of an equal number of participants from the Partner and the Company. Decisions by the joint steering committee were generally made by consensus.

Pursuant to each Collaboration Agreement, the term generally continued throughout the development and commercialization of the Collaboration Products, on a product-by-product basis, until the expiration of the last payment obligation by one of the parties to the other or their earlier termination.

The Collaboration Agreements were considered to be within the scope of ASC 808, Collaborative Arrangements, as the agreements represented a joint operating activity and both the Partners and the Company were active participants and exposed to the risks and rewards. The Company recognized approximately $0.5 million and $6.9 million of research and development expenses associated with Collaboration Agreements in its condensed consolidated statements of operations and comprehensive loss during the three months ended September 30, 2023 and 2022, respectively, and $14.3 million and $18.3 million, during the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company recognized approximately $7.5 million of restructuring costs associated with Collaboration Agreements in its condensed consolidated statements of operations and comprehensive loss during the three months ended September 30, 2023.

The Company had a Collaboration Agreement with Relay Therapeutics, Inc. (“Relay”), an entity affiliated with one of the Company’s directors. The Company incurred approximately $7.3 million and $2.7 million pursuant to the Collaboration Agreement with Relay during the nine months ended September 30, 2023, and 2022 respectively.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s leases relate to operating leases of rented office properties. As of September 30, 2023, the Company had office space lease agreements in place for real properties in Cambridge, Massachusetts and London, United Kingdom.

In December 2019, the Company entered into a non-cancellable operating lease with Surface Oncology, Inc. (“Surface”) for 33,529 square feet of office space in Cambridge, Massachusetts (the “Sublease Agreement”). The term of the Sublease Agreement originally commenced on January 1, 2020, and was set to expire on January 31, 2023 (the “Original Term Date”), with no renewal option. On May 11, 2022, the Company entered into an amendment to the Sublease Agreement (the Sublease Agreement as so amended, the “Amended Sublease Agreement”) that extended the lease expiration date to July 31, 2024, and provided the Company with an option to further extend the lease expiration date to January 31, 2025 if Surface does not provide written notice on or before September 30, 2023 that it will retake possession of the premises on July 31, 2024. On June 15, 2023, Surface entered into a Lease Termination Agreement (the “Surface Termination Agreement”) with BMR-Hampshire LLC (the “Landlord”) pursuant to which the parties agreed to terminate that certain lease by and between the Landlord and Surface as of September 15, 2023. Pursuant to the Amended Sublease Agreement, and as a result of the Surface Termination Agreement, the Company entered into a direct lease with the Landlord as of the Surface Termination Date, on the same terms as the Amended Sublease Agreement.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Classification	2023	2022	2023	2022
Operating lease costs	Research and development	$423	$334	$1,240	$1,005
	General and administrative	281	308	865	934
Variable lease costs(1)	Research and development	124	103	379	302
	General and administrative	96	94	309	279
Total lease costs		$924	$839	$2,793	$2,520
(1)	Variable lease costs include the Company’s proportionate share of operating expenses, property taxes, utilities and parking for the buildings in which the leased spaces are located.

The Company made cash payments of $0.8 million and $1.0 million under lease agreements during the three months ended September 30, 2023 and 2022, respectively, and $2.7 million and $3.0 million during the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the Company was not party to any litigation.

14. INCOME TAXES

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets and liabilities in the United States. For the three and nine months ended September 30, 2023 and 2022, the Company recognized no provision for income taxes in the United States. The foreign provision for income taxes was immaterial for the three and nine months ended September 30, 2023 and 2022.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(82,631)	$(85,092)	$(238,138)	$(146,912)
Weighted average common shares outstanding, basic and diluted	484,229,709	475,565,990	482,135,388	473,101,935
Net loss per share, basic and diluted	$(0.17)	$(0.18)	$(0.49)	$(0.31)

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Outstanding Warrants	19,733,290	19,733,290	19,733,290	19,733,290
Outstanding stock options	31,411,530	41,525,885	31,411,530	41,525,885
Unvested restricted stock units	4,493,124	—	4,493,124	—
Earn-Out Shares	50,000,000	50,000,000	50,000,000	50,000,000
Unvested restricted stock	2,575,047	11,861,934	2,575,047	11,861,934

16. SUBSEQUENT EVENTS

In connection with the Merger Agreement, two complaints have been filed as individual actions in the United States District Court for the District of Delaware and are captioned Moore v. EQRx, Inc., et al., 1:23-cv-01179 (filed October 19, 2023) and Welsh v. EQRx, Inc., et al., 1:23-cv-01184 (filed October 20, 2023) (the “Merger Actions”).

The Merger Actions generally allege that the Company’s definitive proxy statement filed on September 29, 2023 with respect to the EQRx Special Meeting (the “Proxy Statement”) misrepresents and/or omits certain purportedly material information relating to financial projections, the analyses performed by the financial advisors to the Company’s board of directors in connection with the proposed transaction, potential conflicts of interest advisors to the board of directors and the events that led to the signing of the Merger Agreement. The Merger Actions assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against all defendants (the Company and its board of directors) and violations of Section 20(a) of the Exchange Act against the Company’s directors. The Merger Actions seek, among other things, an injunction enjoining the consummation of the mergers, declaratory judgment that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, costs of the action—including plaintiffs’ attorneys’ fees and experts’ fees—and other relief the court may deem just and proper.

The Company believes that the disclosures set forth in the Proxy Statement comply fully with all applicable law and denies all allegations in the pending Merger Actions described above. The Company cannot predict the outcome of the Merger Actions. The Company and the individual defendants intend to vigorously defend against the Merger Actions and any subsequently filed similar actions. While the Company cannot predict the outcome of the Merger Actions, it believes that a loss is not probable at this time. If additional similar complaints are filed, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.

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

Overview

We are a biopharmaceutical company committed to developing and commercializing innovative medicines for some of the most prevalent disease areas. In July 2023, we entered into the Merger Agreement and accordingly, have taken steps to wind down our product portfolio, pursuant to the Merger Agreement.  Accordingly, we are no longer pursuing any product candidates in active clinical development.

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

We made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by us to use reasonable best efforts to conduct our business consistent with a mutually agreed operating and capital expenditure budget and to use commercially reasonable efforts to wind down certain mutually agreed programs, and to refrain from taking certain actions specified in the Merger Agreement.

We expect that the Merger will be completed in November 2023, subject to satisfaction of customary closing conditions, including approval by each of Revolution Medicines’ and our stockholders.

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

Since inception and prior to entering into the Merger Agreement, we had focused primarily on organizing and staffing, business planning, raising capital, acquiring product candidates, conducting research and development activities for our programs, securing related intellectual property, and establishing strategic collaborations with payers and health systems.

Since inception, we have incurred significant operating losses. Our operating losses were $101.5 million and $90.4 million for the three months ended September 30, 2023 and 2022, respectively, and $295.2 million and $255.1 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $765.7 million as of September 30, 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we wind down our product portfolio pursuant to the Merger Agreement or if the Merger is not consummated and we determine to rebuild active development of product candidates, as well as ensure we have adequate personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission (SEC), director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

Restructuring

In February 2023, we announced a reduction in force to further increase operational efficiencies and streamline expenses. As a result, we recognized a charge for employee-related termination costs in the first quarter of 2023 of $3.6 million, comprised of $3.7 million of severance and other personnel costs and $0.1 million of stock-based compensation modification gain. The severance and other personnel costs of $3.7 million will result in cash outlays and will be paid by the end of 2023. We do not expect to record further costs associated with the February 2023 restructuring.

In relation to our May 2023 announcement to reset our business, including the May 2023 reduction in force, as well as the termination of certain license agreements, as further disclosed in note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we incurred restructuring costs of $26.8 million from the start of the May restructuring actions in the second quarter of 2023 through September 30, 2023. We estimate that substantially all of the cumulative pre-tax costs will result in cash outlays, primarily related to employee separation costs and contract termination costs and will be mostly paid by the end of 2023. We do not expect to record further material costs associated with the May 2023 restructuring.

In connection with our undertakings in the Merger Agreement, in August 2023 we commenced a process to wind down and terminate our current product pipeline and other research and development activities. As a result, we provided notices to terminate our license agreements with G1 and Hansoh as well as notices to terminate or opt-out of our collaboration agreements, as further disclosed in note 12. In light of the wind-down of our product pipeline, we have also terminated or expect to terminate the majority of our other contracts. Further, we initiated a phased company-wide reduction in force. In relation to these actions, we incurred costs of $58.4 million in the third quarter of 2023 which represent substantially all of the costs expected to be incurred. We estimate that substantially all of the cumulative pre-tax costs will result in cash outlays, primarily related to employee separation costs and contract termination costs and will be mostly paid by the end of 2023.

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

The following table summarizes our research and development expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Lerociclib	$4,827	$3,070	$19,171	$6,916
Aumolertinib	2,545	3,852	25,749	11,580
Sugemalimab	—	10,749	12,881	26,309
Nofazinlimab	—	375	514	2,687
EQ121	—	2,478	1,108	10,819
Preclinical assets	487	6,545	14,406	21,412
Unallocated other research and development expenses	3,805	13,642	23,863	32,154
Unallocated compensation expense	8,065	15,560	36,544	45,120
Total research and development expenses	$19,729	$56,271	$134,236	$156,997

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs for our executive and administrative functions. General and administrative expenses also include professional services, including legal, accounting and audit services and other consulting fees, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses. In addition, if and when we obtain regulatory approval for any product candidates, we expect to incur additional expenses related to the building of a team to support product sales and distribution activities. However, at this time, we are not pursuing active clinical development of any product candidates. Overall, we anticipate that our general and administrative expenses will decrease due to the cost reduction measures included in the restructuring implemented in the first and second quarters of 2023, as well as in the third quarter following our reductions in force, license agreement terminations and wind-downs of programs pursuant to the Merger Agreement.

Restructuring Expenses

Restructuring expenses consist of separation costs, contract termination costs, net, and other costs associated with our 2023 restructuring activities through September 30, 2023. Separation costs incurred are associated with actual and planned headcount reductions and are cash-based expenses related to employee severance, benefits and other employee separation cost. Contract termination costs, net are associated with the termination of certain license and collaboration agreements, costs to wind down various activities related to the terminations of these license and collaboration agreements, and other contract termination costs, net of any non-cash benefits resulting from contract termination negotiations. Other costs include write-offs of prepaids and other assets, as well as employee-related costs such as share-based compensation plan costs.

Other Income (Expense), Net

Change in Fair Value of Contingent Earn-Out Liability

Change in fair value of contingent earn-out liability includes the changes in fair value of the Earn-Out Shares, which were classified as liabilities as part of the consideration for the business combination with CM Life Sciences III, Inc. (CMLS III) pursuant to the merger agreement dated August 5, 2021 by and among the former EQRx, Inc. (Legacy EQRx), CMLS III and Clover III Merger Sub, Inc. that closed on December 17, 2021 (the December 2021 Business Combination).

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three months ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$19,729	$56,271	$(36,542)
General and administrative	23,404	34,095	(10,691)
Restructuring	58,415	—	58,415
Total operating expenses	101,548	90,366	11,182
Loss from operations	(101,548)	(90,366)	(11,182)
Other income (expense):
Change in fair value of contingent earn-out liability	(110)	(2,706)	2,596
Change in fair value of warrant liabilities	2,530	(197)	2,727
Interest income, net	16,485	8,209	8,276
Other expense, net	12	(32)	44
Total other income, net	18,917	5,274	13,643
Net loss	$(82,631)	$(85,092)	$2,461

Research and Development Expenses

Research and development expenses were $19.7 million for the three months ended September 30, 2023, compared to $56.3 million for the three months ended September 30, 2022. The decrease of $36.5 million was primarily driven by a $21.9 million decrease in discovery, preclinical and clinical development costs, resulting from the steps taken to wind down and terminate our current product pipeline and other research and development activities, a $7.5 million decrease in employee-related expenses as a result of the 2023 reductions in force, a $3.3 million decrease in information technology, facilities and other allocated expenses which were driven by the 2023 cost reduction measures, and a $3.8 million decrease in consulting and professional fees.

General and Administrative Expenses

General and administrative expenses were $23.4 million for the three months ended September 30, 2023, compared to $34.1 million for the three months ended September 30, 2022. The decrease of $10.7 million was primarily driven by a $9.7 million decrease in employee-related expenses as a result of the 2023 reductions in force.

Restructuring Expenses

Restructuring expenses were $58.4 million for the three months ended September 30, 2023, comprised of $15.0 million of separation costs, $27.5 million of contract termination costs, net and $15.9 million of other restructuring expenses. We did not incur restructuring expenses in 2022.

Other Income (Expense), Net

Total other income, net was $18.9 million for the three months ended September 30, 2023, compared to total other income, net of $5.3 million for the three months ended September 30, 2022. The increase of $13.6 million was primarily due to an increase of $8.3 million related to interest income from our cash, cash equivalents and short-term investments and an increase of $5.3 million in non-cash gain related to the remeasurement of the contingent earn-out liability as of September 30, 2023, primarily reflecting the overall decrease in our stock price.

Comparison of the Nine months Ended September 30, 2023 and 2022

	Nine months ended
	September 30,
	2023	2022	Change
Operating expenses:
Research and development	$134,236	$156,997	$(22,761)
General and administrative	72,157	98,150	(25,993)
Restructuring	88,789	—	88,789
Total operating expenses	295,182	255,147	40,035
Loss from operations	(295,182)	(255,147)	(40,035)
Other income (expense):
Change in fair value of contingent earn-out liability	4,556	90,863	(86,307)
Change in fair value of warrant liabilities	4,501	4,934	(433)
Interest income, net	47,995	12,482	35,513
Other expense, net	(8)	(44)	36
Total other income, net	57,044	108,235	(51,191)
Net loss	$(238,138)	$(146,912)	$(91,226)

Research and Development Expenses

Research and development expenses were $134.2 million for the nine months ended September 30, 2023, compared to $157.0 million for the nine months ended September 30, 2022. The decrease of $22.8 million was primarily driven by a $11.0 million decrease in discovery, preclinical and clinical development costs, resulting from the steps taken to wind down and terminate our current product pipeline and other research and development activities, a $8.6 million decrease in employee-related expenses as a result of the 2023 reductions in force, a $3.7 million decrease in information technology, facilities and other allocated expenses which were driven by the 2023 cost reduction measures, and a $4.5 million decrease in license and milestone fees, as the first nine months of 2022 included $5.0 million of milestone fees for achieving certain developmental milestones under the license agreement with Lynk, partially offset by a $5.0 million increase in consulting and professional fees, primarily related to MAA preparation and inspection readiness associated with the regulatory filing and review processes in Europe.

General and Administrative Expenses

General and administrative expenses were $72.2 million for the nine months ended September 30, 2023, compared to $98.2 million for the nine months ended September 30, 2022. The decrease of $26.0 million was primarily driven by a $17.4 million decrease in employee related expenses, resulting from the 2023 reductions in force, a $4.1 million decrease in consulting and professional fees, a $2.3 million decrease in costs associated with the partnership contracts we used to have in place with certain payers and health systems, and a $2.2 million decrease in information technology, facilities and other allocated expenses which were driven by the 2023 cost reduction measures.

Restructuring Expenses

Restructuring expenses were $88.8 million for the nine months ended September 30, 2023, comprised of $31.4 million of separation costs, $38.5 million of contract termination costs, net and $18.9 million of other restructuring expenses. We did not incur restructuring expenses in 2022.

Other Income, Net

Total other income, net was $57.0 million for the nine months ended September 30, 2023, compared to $108.2 million for the nine months ended September 30, 2022. The decrease of $51.2 million was primarily due to a $86.7 million change in non-cash gain related to the remeasurement of the contingent earn-out liability and warrant liabilities as of September 30, 2023, partially offset by a $35.5 million increase in interest income from our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, short-term investments and working capital as of September 30, 2023 and December 31, 2022 (in millions):

	September 30,	December 31,
	2023	2022
Cash, cash equivalents and short-term investments	$1,212	$1,399
Working capital	1,169	1,376

Our cash, cash equivalents and short-term investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Cash, cash equivalents and short-term investments as of September 30, 2023 decreased by $187.0 million, or 13%, compared to December 31, 2022, primarily due to a net cash outflow from operating activities of $224.3 million, partially offset by net amortization of premiums and discounts on investments of $37.1 million.

Working capital, which is current assets less current liabilities, as of September 30, 2023 decreased by $206.8 million, or 15%, compared to December 31, 2022, primarily due to a net decrease in cash, cash equivalents and short-term investments of $187.0 million, primarily to fund our operating activities, a $6.6 million decrease in prepaid expenses, and a $14.2 million net increase in accounts payable and accrued expenses.

Sources of Liquidity

Since our inception, we have generated recurring net operating losses and we have not yet commercialized any products. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and common stock. To date, we have raised an aggregate of approximately $2.2 billion of gross proceeds from the sale of convertible preferred shares, convertible preferred notes that were issued in 2019 and subsequently converted into shares of Legacy EQRx Series A convertible preferred stock, the December 2021 Business Combination and the concurrent private placement completed in 2021. As of September 30, 2023, we had cash, cash equivalents, short-term investments and restricted cash of $1.2 billion.

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments on hand as of September 30, 2023 of $1.2 billion will enable us to fund our ongoing operations for a period of at least 12 months from the date of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods (in thousands):

	Nine months ended
	September 30,
	2023	2022
Net cash used in operating activities	$(224,344)	$(181,472)
Net cash provided by (used in) investing activities	45,474	(498,860)
Net cash provided by (used in) financing activities	410	(188)
Net decrease in cash, cash equivalents and restricted cash	$(178,460)	$(680,520)

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

Cash used in operating activities for the nine months ended September 30, 2023, was $224.3 million and consisted of net loss of $238.1 million plus non-cash adjustments of $8.5 million, partially offset by a net change in our operating assets and liabilities of $22.3 million. Non-cash items primarily included $37.1 million of net amortization of premiums and discounts on investments, $9.1 million of gain from change in fair value of contingent earn-out and warrant liabilities, partially offset by $19.3 million of stock-based compensation expense. The net cash provided by changes in our operating assets and liabilities of $22.3 million was primarily due to a $21.3 million decrease in prepaid expenses and other assets and a $1 million increase in accounts payable and accrued expenses.

Cash used in operating activities for the nine months ended September 30, 2022, was $181.5 million and consisted of net loss of $146.9 million plus non-cash adjustments of $67.5 million, partially offset by changes in our operating assets and liabilities of $32.9 million. Non-cash items primarily included $95.8 million of gains from change in fair value of contingent earn-out and warrant liabilities, $4.3 million of net amortization of premiums and discounts on investments partially offset by $32.3 million of stock-based compensation expense. The net cash provided by changes in our operating assets and liabilities of $32.9 million was primarily due to a $18.4 million increase in accrued expenses, $6.2 million increase in accounts payable, and a $8.3 million decrease in prepaid expense and other assets.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 of $45.5 million consisted primarily of proceeds of $1,840.6 million from maturities of investments, partially offset by $1,794.5 million of purchases of short-term available-for-sale securities.

Cash used in investing activities for the nine months ended September 30, 2022 of $498.9 million consisted primarily of $693.6 million of purchases of short-term available-for-sale securities, partially offset by proceeds of $194.9 million from maturities of investments.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $0.4 million and consisted of proceeds from the issuance of common stock upon the exercise of stock options.

Cash used in financing activities for the nine months ended September 30, 2022 was $0.2 million, and consisted primarily of $1.4 million of offering costs paid in connection with the December 2021 Business Combination and PIPE Financing, partially offset by $1.2 million of proceeds from the issuance of common stock upon the exercise of stock options.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes to the financial statements in the 2022 Annual Report. There have been no material changes to these critical accounting policies and estimates through September 30, 2023 from those discussed in the 2022 Annual Report, other than as set forth below.

Restructuring

In connection with our 2023 restructuring activities through September 30, 2023, we recorded restructuring costs. The determination of these restructuring costs requires our management to make estimates and judgments regarding our future plans, including future termination benefits to be incurred in conjunction with involuntary separations, as well as when such separations are probable and estimable and contract termination costs. In connection with these actions, management also assesses the recoverability of assets employed in the business. If our estimations and assumptions prove to be inaccurate, we may be required to record additional restructuring costs.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

In connection with the Merger Agreement, two complaints have been filed as individual actions in the United States District Court for the District of Delaware and are captioned Moore v. EQRx, Inc., et al., 1:23-cv-01179 (filed October 19, 2023) and Welsh v. EQRx, Inc., et al., 1:23-cv-01184 (filed October 20, 2023) (the Merger Actions).

The Merger Actions generally allege that our definitive proxy statement filed on September 29, 2023 with respect to the special meeting of our stockholders (the Special Meeting) to be held on November 8, 2023 (the Proxy Statement) misrepresents and/or omits certain purportedly material information relating to financial projections, the analyses performed by the financial advisors to our board of directors in connection with the proposed transaction, potential conflicts of interest advisors to the board of directors and the events that led to the signing of the Merger Agreement. The Merger Actions assert violations of Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder against all defendants (us and our board of directors) and violations of Section 20(a) of the Exchange Act against our directors. The Merger Actions seek, among other things, an injunction enjoining the consummation of the mergers, declaratory judgment that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, costs of the action—including plaintiffs’ attorneys’ fees and experts’ fees—and other relief the court may deem just and proper.

We believe that the disclosures set forth in the Proxy Statement comply fully with all applicable law and deny all allegations in the pending Merger Actions described above. We cannot predict the outcome of the Merger Actions. We and the individual defendants intend to vigorously defend against the Merger Actions and any subsequently filed similar actions. If additional similar complaints are filed, absent new or significantly different allegations, we will not necessarily disclose such additional filings.

ITEM 1A. RISK FACTORS

Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2022 Form 10-K other than as set forth below.

Risks Related to the Proposed Mergers

Because the exchange ratio depends on the price of Revolution Medicines common stock as well as the number of shares of our common stock outstanding immediately prior to the completion of the First Merger, which can fluctuate, the value of the merger consideration that our equityholders will receive in the mergers is uncertain.

Upon completion of the First Merger, each share of our common stock that is issued and outstanding immediately prior to the effective time (other than (i) any shares of our common stock owned by any wholly owned subsidiary of our company immediately prior to the effective time (or held in our treasury) or (ii) any shares of our common stock owned by Revolution Medicines, Merger Sub I, Merger Sub II or any other wholly owned subsidiary of Revolution Medicines immediately prior to the effective time) will be converted automatically into the right to receive a number of shares of Revolution Medicines common stock equal to the exchange ratio as set forth in the Merger Agreement. The aggregate merger consideration will consist of a number of shares of Revolution Medicines common stock (including in respect of our converted in-the-money options, our RSUs and our restricted stock) determined as follows: 7,692,308 shares of Revolution Medicines common stock; plus an additional number of shares of Revolution Medicines common stock, which will be determined prior to the Special Meeting and will represent $870.0 million of the aggregate purchase price divided by the daily volume weighted average closing price of one share of Revolution Medicines common stock on the Nasdaq, as such daily volume weighted average closing price is reported by Bloomberg L.P., calculated to four decimal places and determined without regard to after-hours trading or any other trading outside of the regular trading session trading hours, for each of the five consecutive trading days ending on and including the date that is the sixth business day prior to the date of the Special Meeting (the pre-Special Meeting VWAP), applying a 6% discount. The exchange ratio will be determined by dividing the aggregate number of shares of Revolution Medicines common stock to be issued as merger consideration by the number of shares of our common stock outstanding immediately prior to the effective time, determined in accordance with the Merger Agreement (which number of shares is not known at this time).

The value of the 7,692,308 shares of Revolution Medicines common stock already determined to be included in the merger consideration will depend upon the market price of Revolution Medicines common stock at the time the mergers are completed and the shares of Revolution Medicines common stock are delivered to our equityholders. The number of additional shares of Revolution Medicines common stock to be included in the merger consideration will not be determined until closer proximity to the Special Meeting and, therefore, will depend upon the price of Revolution Medicines common stock during the five-day trading period used to determine the pre-Special Meeting VWAP.

As of the date of this Quarterly Report filed on Form 10-Q, it is impossible to accurately predict the pre-Special Meeting VWAP or the number of shares of our common stock, determined in accordance with the Merger Agreement, that will be outstanding as of immediately prior to the effective time and, therefore, impossible to accurately predict the exchange ratio and, thus, the total number or value of the shares of Revolution Medicines common stock that our equityholders will receive in the mergers. The market price for Revolution Medicines common stock may fluctuate both prior to completion of the mergers and thereafter for a variety of reasons, including, among others, general market and economic conditions, changes in laws and regulations, other changes in Revolution Medicines’ business, financial condition, results of operations and prospects, developments in Revolution Medicines’ clinical programs and product candidates, market assessments of the likelihood that the mergers will be completed, and the expected timing of the mergers.

The mergers may be delayed or may not be completed and the Merger Agreement may be terminated in accordance with its terms, which could negatively impact Revolution Medicines and/or our company.

The mergers are subject to a number of conditions that must be satisfied, some of which are beyond the control of Revolution Medicines and our company, may not be satisfied or waived in a timely manner or at all, and, accordingly, the mergers may be delayed or not completed. These conditions include:

●	the approval by Revolution Medicines stockholders of the issuance of shares of the Revolution Medicines common stock in the mergers and approval by our stockholders of the merger;
●	approval for listing on the Nasdaq of the shares of Revolution Medicines common stock (including those to be issued pursuant to the Merger Agreement) (subject to official notice of issuance);
●	the expiration or earlier termination of any applicable waiting period under U.S. antitrust and competition laws, if applicable;
●	the absence of governmental restraints or prohibitions preventing the consummation of the mergers; and
●	the effectiveness of the registration statement on Form S-4 registering the Revolution Medicines common stock issuable pursuant to the Merger Agreement and the absence of any stop order by the SEC with respect to such registration statement.

The obligation of each of Revolution Medicines and our company to consummate the mergers is also conditioned on, among other things, the absence of a material adverse effect on the other party, the truth and correctness of the representations and warranties made by the other party on the date of the Merger Agreement and on the closing date (subject to certain materiality qualifiers), and the performance by the other party in all material respects of its obligations under the Merger Agreement. No assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the mergers could cause Revolution Medicines not to realize, or to be delayed in realizing, some or all of the benefits that Revolution Medicines expects to achieve if the mergers are successfully completed within the expected timeframe. See also the Merger Agreement, which is filed as Exhibit 2.2 to this Quarterly Report on Form 10-Q.

Additionally, either Revolution Medicines or our company may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the First Merger has not been consummated prior to 12:00 a.m., Eastern Time, on January 31, 2024. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Revolution Medicines would be required to pay us a termination fee of $65,000,000, or we would be required to pay Revolution Medicines a termination fee of $25,000,000. Additionally, if the Merger Agreement is terminated because of failure of one party to obtain the required stockholder approval, and no termination fee is payable, the party that did not receive approval would be required to reimburse the other party’s reasonable, documented expenses, up to $10,000,000.

If the mergers are not completed for any reason, including as a result of a failure to obtain the required stockholder votes, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the mergers, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
●	we may experience negative reactions from our partners, suppliers, employees and others;
●	we will be required to pay our merger-related costs, such as financial advisory, legal and accounting costs and associated fees and expenses, including, if applicable, a termination fee (with certain exceptions), whether or not the mergers are completed; and
●	matters relating to the mergers (including winddown planning for our company) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

Further, we have commenced a process to wind-down and terminate our current product pipeline and other research and development activities and, thus, if the mergers are not completed, we will not have any product candidates in active clinical development nor any material research and development collaborations. Further, we have streamlined our operations through reductions in force in contemplation of the merger and would need to grow our operations to support operating as a biopharmaceutical company.  There is no guarantee that we would be able to attract employees to support any such operations.  Accordingly, our future business prospects as a biopharmaceutical company will be extremely limited unless we are able to take steps to hire key personnel and rebuild a pipeline of product candidates through licenses, acquisitions or both, or through consummation of an alternative transaction. There is substantial uncertainty about our ability to undertake such efforts. Our board of directors may determine to liquidate or dissolve our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation or dissolution, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

In addition, if the mergers are not completed, we could be subject to litigation related to any failure to complete the mergers or to perform our obligations under the Merger Agreement. If the mergers are not completed, our company cannot assure you that these risks will not materialize and will not materially affect our business, financial condition, results of operation and stock price.

The market price for shares of Revolution Medicines common stock following the completion of the mergers may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of Revolution Medicines common stock and our common stock.

Upon consummation of the mergers, our stockholders will become Revolution Medicines stockholders. Revolution Medicines’ business differs from ours in certain respects, and, accordingly, the financial condition and results of operations of Revolution Medicines after completion of the mergers, as well as the market price of shares of Revolution Medicines common stock, may be affected by factors that are different from those currently or historically affecting the financial condition and results of operations of Revolution Medicines or our company. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which, if they continue to occur, could adversely affect the market for, or liquidity of, Revolution Medicines common stock, regardless of Revolution Medicines’ actual results of operations.

The shares of Revolution Medicines common stock to be received by our stockholders as a result of the First Merger will have rights different from the shares of our common stock.

Upon consummation of the First Merger, the rights of our stockholders, who will become Revolution Medicines stockholders, will be governed by the governing corporate documents of Revolution Medicines in effect at the effective time, including the amended and restated certificate of incorporation and amended and restated bylaws of Revolution Medicines. The rights associated with our common stock are different from the rights which will be associated with Revolution Medicines common stock.

After the mergers, our stockholders will have a significantly lower ownership and voting interest in Revolution Medicines than they currently have in our company and will exercise less influence over management and policies of Revolution Medicines after completion of the mergers.

After completion of the mergers, the current securityholders of our company will own a smaller percentage of Revolution Medicines than their current ownership of our company prior to the mergers. The actual number of shares of Revolution Medicines common stock to be issued and reserved for issuance in connection with the mergers will be determined at completion of the mergers based on the terms of the Merger Agreement and the exchange ratio. Based on the number of shares of common stock of each of Revolution Medicines and our company outstanding on September 15, 2023, the latest practicable date prior to the date of the definitive joint proxy statement/prospectus dated September 29, 2023, and assuming that the exchange ratio is 0.0734, as determined by the volume-weighted average closing price per share of Revolution Medicines common stock for the five trading days ending on and including September 15, 2023, upon completion of the mergers, our stockholders are expected to own approximately 23.8% of the outstanding shares of Revolution Medicines common stock and Revolution Medicines stockholders immediately prior to the mergers are expected to own approximately 76.2% of the outstanding shares of Revolution Medicines common stock. Consequently, our stockholders will have less influence over the management and policies of Revolution Medicines after completion of the mergers than they currently have over the management and policies of our company.

Until the completion of the mergers or the termination of the Merger Agreement in accordance with its terms, Revolution Medicines and we are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Revolution Medicines or our company and our respective stockholders.

From and after the date of the Merger Agreement and prior to completion of the mergers, the Merger Agreement:

●	restricts Revolution Medicines and us from taking specified actions without the consent of the other party;
●	requires Revolution Medicines and its subsidiaries to use commercially reasonable efforts to conduct their business and operations in the ordinary course of business in all material respects; and

●	requires our company and our subsidiaries to use reasonable best efforts to conduct our business and operations consistent with a mutually agreed operating and capital expenditure budget and commercially reasonable efforts to wind down our certain research and development programs.

These restrictions may prevent Revolution Medicines or us from making certain changes to our respective businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the mergers, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the mergers could be exacerbated by any delays in consummation of the mergers or termination of the Merger Agreement.

The mergers, and uncertainty regarding the mergers, may cause current or future distributors, suppliers or strategic partners to delay or defer decisions concerning Revolution Medicines and us and adversely affect each company’s ability to effectively manage our respective businesses.

The mergers will happen only if the stated conditions are met, including the relevant stockholder approvals, among other conditions. Many of the conditions are outside the control of Revolution Medicines and our company, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the mergers. This uncertainty may cause current or future distributors, suppliers, vendors, strategic partners or others that deal with Revolution Medicines or us to delay or defer entering into contracts with Revolution Medicines or us or making other decisions concerning Revolution Medicines or us or could cause such distributors, suppliers, vendors, strategic partners or others to seek to change or cancel existing business relationships with Revolution Medicines or us, which could negatively affect their respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on the respective businesses of Revolution Medicines and our company, regardless of whether the mergers are ultimately completed.

Whether or not the mergers are completed, the announcement and pendency of the mergers will divert significant management resources to complete the mergers, which could have an adverse effect on Revolution Medicines’ and our company’s respective businesses, results of operations and/or market prices.

Whether or not the mergers are completed, the announcement and pendency of the mergers could cause disruptions in the businesses of Revolution Medicines and our company by directing the attention of management of each of Revolution Medicines and our company toward the completion of the mergers and, with respect to us, the wind-down of our current product pipeline and other research and development activities. Revolution Medicines and our company have each diverted significant management resources in an effort to complete the mergers and are each subject to restrictions contained in the Merger Agreement on the conduct of our respective businesses in the period prior to the completion of the mergers. If the mergers are not completed, Revolution Medicines and our company will have incurred significant costs, including the diversion of management resources, for which each company will have received little or no benefit.

Our directors and executive officers have interests and arrangements that may be different from, or in addition to, those of Revolution Medicines and our stockholders generally.

Our stockholders should be aware that our directors and executive officers have interests in the mergers that are different from, or in addition to, those of our stockholders generally. These interests include the treatment in the mergers of outstanding equity, equity-based and incentive awards, severance arrangements, and other compensation and benefit arrangements and the right to continued indemnification of our former directors and officers by Revolution Medicines.

Revolution Medicines or our company may waive one or more of the closing conditions without re-soliciting stockholder approval.

To the extent permitted by law, Revolution Medicines or our company may determine to waive, in whole or part, one or more of the conditions to its obligations to consummate the mergers. Revolution Medicines and our company currently expect to evaluate the materiality of any waiver and its effect on Revolution Medicines and our stockholders, as applicable, in light of the facts and circumstances at the time to determine whether any amendment of the definitive joint proxy statement/prospectus dated September 29, 2023 or any re-solicitation of proxies or voting cards is required in light of such waiver. Any determination whether to waive any condition to the mergers or as to re-soliciting stockholder approval or amending the definitive joint proxy statement/prospectus as a result of a waiver will be made by Revolution Medicines and our company, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

Each of Revolution Medicines and our company will incur significant transaction and merger-related costs in connection with the mergers.

Revolution Medicines and our company have each incurred and expect to incur a number of non-recurring costs associated with Revolution Medicines’ acquisition of our company, as well as transaction fees and other costs related to the mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by Revolution Medicines or us regardless of whether the mergers are completed. While both Revolution Medicines and we have assumed that certain expenses would be incurred in connection with the mergers and the other transactions contemplated by the Merger Agreement, there are many factors beyond Revolution Medicines and our control that could affect the total amount or the timing of any transaction and merger-related costs.

Our stockholders will not be entitled to appraisal rights in the mergers.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders of a corporation to dissent from an extraordinary transaction, such as a merger, and to demand that such corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to such stockholders in connection with the transaction. Under the Delaware General Corporation Law, stockholders do not have appraisal rights if the shares of stock they hold are either listed on a national securities exchange or held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the Merger Agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash in lieu of fractional shares or (d) any combination of the foregoing.

Because shares of Revolution Medicines common stock are listed on the Nasdaq, a national securities exchange, and because our stockholders are not required by the terms of the Merger Agreement to accept for their shares anything other than shares of Revolution Medicines common stock and cash in lieu of fractional shares, holders of our common stock will not be entitled to appraisal rights in the mergers.

Our warrants could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2023, we had outstanding warrants exercisable for 19,733,290 shares of our common stock with an exercise price of $11.50 per share. At the effective time, each warrant that is outstanding and unexercised immediately prior to the effective time will, in accordance with its terms, automatically cease to represent a warrant exercisable for our common stock and will become a warrant exercisable for the merger consideration that such holder would have received if the warrant had been exercised immediately prior to the effective time. For the avoidance of doubt, no holder of a warrant will be entitled to receive any merger consideration in exchange for such warrant.

To the extent the trading price of Revolution Medicines common stock multiplied by the exchange ratio exceeds the applicable exercise price for the warrants, the shares of Revolution Medicines common stock issued upon exercise of any of the warrants will result in dilution to the then existing holders of Revolution Medicines common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Revolution Medicines common stock.

The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with our company.

Our company is subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay Revolution Medicines a termination fee of $25,000,000. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition.

The opinion rendered to our board of directors does not and will not reflect changes in circumstances between the signing of the Merger Agreement and the closing of the mergers.

Our board of directors has not obtained an opinion from our financial advisor since the opinion provided on July 31, 2023, nor do we expect to receive an updated, revised or reaffirmed opinion prior to the completion of the mergers. Changes in the business, operations and prospects of our company or Revolution Medicines, general market and economic conditions and other factors that may be beyond the control of our company and Revolution Medicines, and on which such opinion was based, may significantly alter the value of our company or Revolution Medicines or the prices of our common stock or Revolution Medicines common stock by the time the mergers are completed. The opinion of our financial advisor does not speak as of the time the mergers will be completed or as of any date other than the date of such opinion. Because our financial advisor will not be updating its opinion, such opinion will not address the fairness of the exchange ratio from a financial point of view at the time the mergers are completed.

If the mergers, taken together, do not qualify as a “reorganization” under Section 368(a) of the Internal Revenue Code of 1986, as amended, (the Code) , U.S. holders of our common stock may be required to pay additional U.S. federal income taxes. There are significant factual and legal uncertainties as to whether the mergers will qualify as a “reorganization.”

For U.S. federal income tax purposes, the mergers, taken together, are intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. However, there are significant factual and legal uncertainties as to whether the mergers will qualify as a reorganization, particularly given the wind-down of our research and development programs and operations. If the mergers do not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. holder of our common stock generally would recognize gain or loss for U.S. federal income tax purposes on each share of our common stock surrendered in the First Merger in an amount equal to the difference between the fair market value, at the time of the First Merger, of the Revolution Medicines common stock received in the First Merger (including any cash received in lieu of a fractional share of Revolution Medicines common stock) and such holder’s adjusted tax basis in our common stock surrendered in the First Merger. Gain or loss must be calculated separately for each block of our common stock exchanged by such U.S. holder if such blocks were acquired at different times or for different prices. Any gain or loss recognized generally would be capital gain or loss, and generally would be long-term capital gain or loss if the U.S. holder’s holding period in a particular block of our common stock is more than one year at the effective time of the First Merger. Long-term capital gain of certain non-corporate taxpayers, including individuals, generally is taxed at reduced U.S. federal income tax rates. The deductibility of capital losses is subject to limitations. A U.S. holder’s tax basis in shares of Revolution Medicines common stock received in the First

Merger would be equal to the fair market value thereof as of the effective time of the First Merger, and such U.S. holder’s holding period in such shares would begin on the day following the closing of the First Merger.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended September 30, 2023:

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number		Purchased as part of	Shares (or Units) that May Yet
	of Shares (or Units)	Average Price	Publicly Announced	Be Purchased Under the Plans
Period	Purchased(1)	Paid Per Share (or Unit)	Plans or Programs	or Programs
July 1 - July 31, 2023	133,236	$0.0002	—	$—
August 1 - August 31, 2023	—	—	—	—
September 1 - September 30, 2023	35,920	0.0002	—	—

(1) Pursuant to restricted stock purchase agreements that are further disclosed in note 11 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we, at our discretion, have the right to repurchase unvested shares if the holder’s relationship with our company is terminated at the lesser of the original purchase price of the shares, or the fair value of the shares at repurchase. During the quarter ended September 30, 2023, we repurchased 169,156 shares under this authority.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit	Description
2.1 ¥	Merger Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed August 1, 2023.
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 20, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed December 20, 2021).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1+	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 6, 2023
	By:	/s/ Melanie Nallicheri
Melanie Nallicheri
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)